Form 10-Q
period 1996-09-30
KEYPORT LIFE INSURANCE CO
filed 1996-11-14
CIK 877494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1996
                                   -------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________________


                        Commission file number: 333-1783
                                                --------

                         KEYPORT LIFE INSURANCE COMPANY
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           Massachusetts                               05-0302931
      ---------------------                         ------------------
  (State of other jurisdiction                     (I.R.S. Employer
 of incorporation or organization)                  Identification No.)


              125 High Street, Boston, Massachusetts     02110-2712
              --------------------------------------     ----------
             (Address of principal executive offices)    (Zip Code)


                                 (617) 526-1400
                              -------------------
              (Registrant's telephone number, including area code)


               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     There were 2,412 shares of the registrant's Common Stock, $1.25 par value, outstanding as of September 30, 1996.


Exhibit Index - Page 16                                           Page 1 of  17

                         KEYPORT LIFE INSURANCE COMPANY
       QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 1996


                                TABLE OF CONTENTS


Part I.   FINANCIAL INFORMATION                                            Page

Item 1.   Financial Statements

          Consolidated Balance Sheet as of September 30, 1996
           and December 31, 1995                                              3

          Consolidated Income Statement for the Three Months and Nine
           Months Ended September 30, 1996 and 1995                           4

          Consolidated Statement of Cash Flows for the Nine Months Ended
           September 30, 1996 and 1995                                        5

          Notes to Consolidated Financial Statements                        6-7

Item 2.   Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                         8-13


Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   14

Signatures                                                                   15

Exhibit Index                                                                16


                         KEYPORT LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                            September 30   December 31
                                                                1996          1995
                                                           ------------  ------------
                                                            Unaudited

                                     ASSETS
Cash and investments:
  Fixed maturities available for sale, at fair value    $10,710,754     $9,535,948
    (amortized cost: 1996 - $10,602,664;
     1995 - $9,227,834)
  Equity securities, at fair value (cost:
     1996 - $19,092; 1995 - $17,521)                         36,112        25,214

  Mortgage loans                                             68,477        74,505
  Policy loans                                              521,276       498,326
  Other invested assets                                     106,898        10,748
  Cash and cash equivalents                                 995,502       777,384
                                                        ------------  ------------
       Total cash and investments                        12,439,019    10,922,125

Accrued investment income                                   157,573       132,856
Deferred policy acquisition costs                           295,514       179,672
Value of insurance in force                                  90,656        43,939
Intangible assets                                            19,468        20,314
Federal income taxes recoverable                             14,201         9,205
Other assets                                                 25,603        11,859
Separate account assets                                   1,033,218       959,224
                                                       ------------   ------------
       Total assets                                     $14,075,252   $12,279,194
                                                       ============  ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
  Policy liabilities                                    $11,559,719   $10,084,392
  Current federal income taxes                                5,566         7,666
  Deferred federal income taxes                              28,374        32,823
  Payable for investments purchased and loaned              540,207       317,715
  Other liabilities                                          42,883        45,161
  Separate account liabilities                              974,978       889,106
                                                        ------------  ------------
      Total liabilities                                 13,151,727    11,376,863
                                                        ------------  ------------

Stockholder's equity:
  Common stock, $1.25 par value; authorized 8,000
    shares; issued and outstanding 2,412 shares               3,015         3,015
  Additional paid-in capital                                505,933       505,933
  Net unrealized investment gains                            45,046        85,772
  Retained earnings                                         369,531       307,611
                                                        ------------  ------------
      Total stockholder's equity                            923,525       902,331
                                                        ------------  ------------

      Total liabilities and stockholder's equity        $14,075,252   $12,279,194
                                                        ============  ============


                            See accompanying notes.

                         KEYPORT LIFE INSURANCE COMPANY
                          CONSOLIDATED INCOME STATEMENT
                                 (in thousands)
                                    Unaudited


                                            Three Months Ended     Nine Months Ended
                                               September 30           September 30
                                           ---------------------  ---------------------
                                             1996        1995       1996        1995
                                           ---------   ---------  ----------  ---------
Investment income                         $ 206,197    $ 189,906   $ 589,096  $ 563,226
Interest credited to policyholders         (152,015)    (143,572)   (433,122)  (413,758)
                                          ---------    ---------    ---------  ---------
Investment spread                            54,182       46,334     155,974    149,468
                                          ---------    ---------   ---------  ---------
Net realized investment gains (losses)          755        1,430         319     (4,942)
                                          ---------    ---------    ---------  ---------
Fee income:
   Management fees                              610          544       1,843      1,352
   Surrender charges                          3,423        3,356      10,929     11,353
   Separate account fees                      4,982        3,317      12,018      9,738
                                           ---------   ---------  ----------  ---------
Total fee income                              9,015        7,217      24,790     22,443
                                           ---------   ---------  ----------  ---------
Expenses:
   Policy benefits                             (741)     (1,123)     (2,728)    (2,919)
   Operating expenses                       (10,480)    (10,023)    (32,529)   (33,841)
   Amortization of deferred policy
    acquisition costs                       (15,467)    (12,025)    (44,440)   (38,186)
   Amortization of value of insurance
    in force                                 (2,407)     (3,133)     (5,975)    (9,986)
   Amortization of intangible assets           (282)       (282)       (846)      (848)
                                           ---------   ---------  ----------  ---------
Total expenses                              (29,377)    (26,586)    (86,518)   (85,780)
                                           ---------   ---------  ----------  ---------
Income before federal income taxes           34,575      28,395      94,565     81,189
Federal income tax expense                  (12,286)    (10,144)    (32,645)   (28,897)
                                           ---------   ---------  ----------  ---------
Net income                                 $ 22,289    $ 18,251   $  61,920   $ 52,292
                                           =========   =========  ==========  =========


                             See accompanying notes.

                         KEYPORT LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   Unaudited

                                                             Nine Months Ended
                                                                September 30
                                                           -----------------------
                                                             1996         1995
                                                           ----------  -----------
Cash flows from operating activities:
   Net income                                              $   61,920  $    52,292
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Interest credited to policyholders                    433,122      413,758
        Net realized investment (gains) losses                   (319)       4,942
        Amortization of value of insurance in force
           and intangible assets                                6,821       10,834
        Net amortization on investments                         2,769        6,651
        Change in deferred policy acquisition costs           (16,427)     (29,359)
        Change in current and deferred
           federal income taxes                                15,385       (4,737)
        Net change in other assets and liabilities            (45,476)     (61,648)
                                                           ----------  -----------
              Net cash provided by operating activities       457,795      392,733
                                                           ----------  -----------

Cash flow from investing activities:
   Investments purchased - held to maturity                     -         (227,966)
   Investments purchased - available for sale              (3,116,451)  (1,808,248)
   Investments sold - held to maturity                          -           14,930
   Investments sold - available for sale                      760,455      340,978
   Investments matured - held to maturity                       -          205,673
   Investments matured - available for sale                   927,439      672,353
   Increase in policy loans                                   (22,950)     (14,334)
   Decrease in mortgage loans                                   6,028       14,036
   Acquisition of value of insurance in force                 (31,335)         -
                                                           ----------  -----------
             Net cash used in investing activities         (1,476,814)    (802,578)
                                                           ----------  -----------

Cash flows from financing activities:
   Withdrawals from policyholder accounts                    (807,478)    (680,636)
   Deposits to policyholder accounts                        1,849,683      935,045
   Securities lending                                         194,932      544,010
                                                           ----------  -----------
             Net cash provided by financing activities      1,237,137      798,419
                                                           ----------  -----------
Change in cash and cash equivalents                           218,118      388,574
Cash and cash equivalents at beginning of period              777,384      684,618
                                                           ----------  -----------
Cash and cash equivalents at end of period                 $  995,502  $ 1,073,192
                                                           ==========  ===========


                            See accompanying notes.

                         KEYPORT LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

1.  General

     The accompanying unaudited consolidated financial statements of Keyport Life Insurance Company (the Company) include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures in these financial statements are adequate to present fairly the information contained herein. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     Certain prior period amounts in the accompanying unaudited consolidated income statement have been reclassified to conform to the current period presentation. The principal reclassifications relate to the presentation of investment spread (the amount by which net investment income exceeds interest credited to policyholder balances) and the components of the Company's fee income. These reclassifications were made to provide additional information with respect to the Company's major sources of revenue.

2.   Coinsurance agreement

     On August 9, 1996, the Company entered into a 100% coinsurance agreement for a $965.3 million block of single premium deferred annuities issued by Fidelity & Guaranty Life Insurance Company (F&G Life). Under this agreement (the F&G Life transaction), the investment risk of the annuity policies was transferred to the Company. However, the policies will continue to be administered by F&G Life, and F&G Life remains contractually liable for the performance of all policy obligations. The F&G Life transaction resulted in a $934.0 million increase in investments and a $31.3 million increase in the value of insurance in force.

3.   Investments

     The Company's general investment policy is to hold fixed maturity assets for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and enable appropriate tax planning, the Company classifies its entire fixed maturities investments as "available for sale" and accordingly records such investments at fair value.

      The following table summarizes the Company's investments in fixed maturities available for sale as of September 30, 1996 (in thousands):


                                             Gross       Gross
                              Amortized    Unrealized  Unrealized     Fair
                                 Cost        Gains      Losses       Value


U.S. Treasury securities      $  430,957   $   1,138  $  (1,559)  $   430,536
Mortgage backed securities
  of U.S. government agencies  1,714,844      34,903    (17,332)    1,732,415
Obligations of states and
  political subdivisions          56,365         715        (62)       57,018
Debt securities issued
  by foreign governments          50,787       2,558       (216)       53,129
Corporate securities           4,326,971     122,322    (27,150)    4,422,143
Other mortgage backed
  securities                   2,281,123      34,916    (39,291)    2,276,748
Asset backed securities        1,459,453       9,353    (12,205)    1,456,601
Senior secured loans             282,164         -          -         282,164
                              -----------  ----------  ----------  -----------
     Total fixed maturities
      available for sale     $10,602,664   $ 205,905  $ (97,815)  $10,710,754
                              ===========  ==========  ==========  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     Net income was $22.3 million in the third quarter of 1996 compared to $18.3 million in the third quarter of 1995. This higher net income in the third quarter of 1996 was due to higher investment spread and fee income. Partially offsetting these items were lower net realized investment gains and higher amortization expense. In the first nine months of 1996, net income was $61.9 million compared to $52.3 million in the first nine months of 1995. The higher net income in the first nine months of 1996 was attributable to higher investment spread and fee income and to net realized investment gains in 1996 compared to net realized investment losses in 1995. Partially offsetting these items were increased amortization of deferred policy acquisition costs and higher income tax expense.

     Pretax income was $34.6 million in the third quarter of 1996 compared to $28.4 million in the third quarter of 1995. This higher pretax income in the third quarter 1996 was primarily attributable to higher investment spread and fee income. For the first nine months of 1996, pretax income was $94.6 million compared to $81.2 million in the first nine months of 1995. The higher pretax income in the first nine months of 1996 was primarily attributable to higher investment spread and fee income and to net realized investment gains in 1996 compared to net realized investment losses in 1995.

     Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited to policyholder balances. Investment spread was $54.2 million in the third quarter of 1996 compared to $46.3 million in the third quarter of 1995. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. Such investment spread percentage in the third quarter of 1996 was 1.79% compared to 1.64% in the third quarter of 1995. For the first nine months of 1996, investment spread was $156.0 million compared to $149.5 million in the first nine months of 1995. The investment spread percentage was 1.79% in the first nine months of 1996 compared to 1.84% in the first nine months of 1995. For the remainder of 1996, assuming a constant interest rate environment, the Company anticipates a lower investment yield and a lower interest credited rate compared to 1995. The investment spread percentage for the remainder of the year is expected to be comparable to the investment spread percentage for the first nine months of the year.

     Investment income was $206.2 million in the third quarter of 1996, compared to $189.9 million in the third quarter of 1995. Investment income increased in the 1996 period primarily as a result of a higher level of average invested assets, partially offset by a decrease in the average investment yield. The average investment yield was 7.32% in the third quarter of 1996 compared to 7.40% in the 1995 period. The decreased investment yield in 1996 reflects the lower interest rates prevailing during the latter half of 1995 and early 1996. For the first nine months of 1996, investment income was $589.1 million compared to $563.2 million in the first nine months of 1995. Investment income increased in the 1996 nine-month period primarily as a result of the higher level of average invested assets, partially offset by a decrease in the average investment yield. The average investment yield was 7.29% in the first nine months of 1996 compared to 7.51% in the 1995 period. The decreased investment yield in 1996 reflects the lower interest rates prevailing during the latter half of 1995 and early 1996.

     Interest credited to policyholders totaled $152.0 million in the third quarter of 1996 compared to $143.6 million in the third quarter of 1995. Interest credited to policyholders increased in the 1996 period primarily as a result of a higher level of policyholder balances, partially offset by a decrease in the average interest credited rate. Policyholder balances averaged $11.0 billion in the third quarter of 1996 compared to $10.0 billion in the third quarter of 1995. The average interest credited rate was 5.53% in 1996 compared to 5.76% in 1995. For the first nine months of 1996, interest credited to policyholders was

$433.1 million compared to $413.8 million in the first nine months of 1995. Interest credited to policyholders increased in the 1996 nine-month period primarily as a result of the higher level of average policyholder balances, partially offset by a decrease in the average interest credited rate. Policyholder balances averaged $10.5 billion in the first nine months of 1996 compared to $9.7 billion in the first nine months of 1995. The average interest credited rate was 5.50% in 1996 compared to 5.67% in 1995.

     Average investments (computed without giving effect to SFAS 115), including a portion of the Company's cash and cash equivalents, were $11.3 billion in the third quarter of 1996 compared to $10.3 billion in the third quarter of 1995. This increase of $1.0 billion was primarily due to the F&G Life transaction during the period. The F&G Life transaction increased investments $934.0 million as a result of coinsuring the liabilities. For the first nine months of 1996, average investments were $10.8 billion compared to $10.0 billion in the first nine months of 1995. Fixed and indexed annuity premiums totaled $863.3 million in the first nine months of 1996 compared to $892.9 million in the first nine months of 1995. The decrease in premiums in the 1996 period was primarily attributable to the general decline in interest rates from the first six months of 1995 through the first quarter of 1996. Fixed and indexed annuity premiums during 1996 include $474.9 million of the Company's innovative KeyIndex product. This indexed annuity provides the investor with the potential to participate in returns based upon the S&P 500, while providing a guarantee of principal associated with a traditional annuity.

     Net realized investment gains totaled $0.8 million in the third quarter of 1996 compared to $1.4 million in the third quarter of 1995. For the first nine months of 1996, net realized investment gains were $0.3 million compared to net realized investment losses of $4.9 million in the first nine months of 1995. The net realized investment gains in the 1996 period were primarily attributable to sales of corporate investment securities. The realized losses in 1995 were attributable to sales of the Company's fixed maturity investments to maximize total return.

     Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the levels of assets under management, which are affected by product sales and redemptions and changes in the market values of the investments managed. Management fees were $0.6 million in the third quarter of 1996 compared to $0.5 million in the third quarter of 1995. This increase of $0.1 million primarily reflects a higher level of average assets under management. For the first nine months of 1996, management fees were $1.8 million compared to $1.4 million in the first nine months of 1995. The increase reflects growth of assets under management during the period.

     Surrender charges are revenues earned on the early withdrawal of fixed, indexed and variable annuity policyholder balances. Surrender charges on fixed, indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder balances during the first five to seven years of the contract. Total surrender charges were $3.4 million in the third quarter of 1996 and 1995, and, for the first nine months of 1996 were $10.9 million compared to $11.4 million in the first nine months of 1995.

     On an annualized basis, total fixed, indexed and variable annuity withdrawals represented 11.5% and 8.2% of the total average annuity policyholder and separate account balances in the third quarter of 1996 and 1995, respectively, and 10.4% and 9.9% of the total average policyholder and separate account balances in the first nine months of 1996 and 1995, respectively. The increase in withdrawals in the 1996 period was expected and was attributable to surrenders of annuities acquired in the F&G Life transaction; excluding these surrenders, the annualized withdrawal percentage in the third quarter of 1996 was 8.9%.

     Separate account fees are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These fees, which are based on the market values of the assets supporting the contracts in separate accounts, were $5.0 million in the third quarter of 1996 compared to $3.3 million in the third quarter of 1995. For the first nine months of 1996, these fees were $12.0 million compared to $9.7 million in the first nine months of 1995. Such fees represented 1.7% and 1.6%, respectively, of average variable annuity and variable life separate account balances.

     Operating expenses primarily represent compensation and other general and administrative expenses. These expenses were $10.5 million in the third quarter of 1996, compared to $10.0 million in the third quarter of 1995, an increase of $0.5 million. For the first nine months of 1996, operating expenses were $32.5 million compared to $33.8 million in the first nine months of 1995, a decrease of $1.3 million. The decrease in the 1996 nine-month period was primarily due to IRS interest penalties of $1.7 million recorded in 1995 related to a federal income tax assessment.

     Amortization of deferred policy acquisition costs was $15.5 million in the third quarter of 1996 compared to $12.0 million in the third quarter of 1995, and $44.4 million in the first nine months of 1996 compared to $38.2 million in the first nine months of 1995. The increase in amortization during 1996 was primarily due to a decrease in estimated amortization periods in the last quarter of 1995 relating to shorter average policy lives, and to the growth of business in force associated with fixed, indexed and variable annuity sales. Amortization expense represented 0.52% and 0.45%, on an annualized basis, of the total average policyholder and separate account balances in the third quarter of 1996 and 1995, respectively, and 0.52% and 0.48% of the total average policyholder and separate account balances in the first nine months of 1996 and 1995, respectively.

     Amortization of value of insurance in force totaled $2.4 million in the third quarter of 1996 compared to $3.1 million in the third quarter of 1995, and $6.0 million in the first nine months of 1996 compared to $10.0 million in the first nine months of 1995. The decrease in amortization during 1996 was primarily due to an increase in estimated amortization periods in the last quarter of 1995 relating to longer average policy lives on the Company's closed block of whole life insurance, partially offset by $0.5 million of amortization recorded in the third quarter of 1996 relating to the F&G Life transaction.

     Federal income tax expense was $12.3 million or 35.5% of income before income taxes, in the third quarter of 1996 compared to $10.1 million, or 35.7% of income before income taxes, in the third quarter of 1995. For the first nine months of 1996, federal income tax expense was $32.6 million or 34.5% of income before income taxes compared to $28.9 million, or 35.6% for the first nine months of 1995.

Financial Condition

     Stockholder's Equity as of September 30, 1996 was $923.5 million compared to $902.3 million as of December 31, 1995. The increase in stockholder's equity was due to net income of $61.9 million, partially offset by a $40.7 million decrease in net unrealized investment gains during the period.

     Investments, not including cash and cash equivalents, totaled $11.4 billion as of September 30, 1996 compared to $10.1 billion as of December 31, 1995. This increase reflects the F&G transaction and fixed and indexed annuity sales in the first nine months of 1996, partially offset by a decrease in net unrealized investment gains of approximately $188.1 million.

     The Company's total investments at September 30, 1996 reflected net unrealized gains of $120.4 million related to its fixed maturities available for sale and equity portfolios. As of December 31, 1995, such net unrealized investment gains were $308.5 million. The decrease in net unrealized gains in the first nine months of 1996 principally reflects the higher relative prevailing interest rates during the period.

     Approximately $10.5 billion, or 98.1%, of the fixed maturities investments at September 30, 1996, was rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC"). At

September 30, 1996, the carrying value of investments in below investment grade securities totaled $966.3 million, or 8.1% of total investments (including a portion of cash and cash equivalents) of $11.9 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade securities.

Investment Management

     Asset-liability matching is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed and indexed policyholder balances should be backed by investments, principally comprised of fixed maturities, that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve and the excess at which fixed maturities are priced over the yield curve. Its portfolio strategy is designed to achieve adequate risk-adjusted returns consistent with the investment objectives of effective asset-liability matching, liquidity and safety.

     The Company conducts its investment operations to closely match the duration of the assets in its investment portfolio to its policyholder balances. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its policyholder balances by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges to encourage persistency, discourage withdrawals and make the cost of its policyholder balances more predictable. Approximately 85.7% of the Company's fixed annuity policyholder balances were subject to surrender charges at September 30, 1996.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its policyholder balances under a variety of possible future interest rate scenarios. At September 30, 1996 the effective duration of the Company's fixed maturities investments (approximately 93.6% of total investments) was approximately 2.7 years.

     As a component of its investment strategy, the Company utilizes interest rate swap agreements ("swap agreements") to match assets more closely to liabilities. Swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest rates earned on longer-term fixed rate assets with interest rates credited to policyholders. At September 30, 1996, the Company had 39 outstanding swap agreements with an aggregate notional principal amount of $2.3 billion. These agreements mature in various years through 2001. In addition, with respect to the Company's indexed annuity, the Company buys call options on the S&P 500 Index to manage its obligation to provide returns based upon this Index. At September 30, 1996, the Company had options with a fair value of $62.9 million.

     There are risks associated with some of the techniques the Company uses to match its assets and liabilities. The primary risk associated with swap agreements is the risk associated with counterparty nonperformance. The Company believes that the counterparties to its swap agreements are financially responsible and that the counterparty risk associated with these transactions is minimal. In addition, swap agreements have interest rate risk. However, these swap agreements hedge fixed-rate assets; any interest rate movements that adversely affect the market value of swap agreements would be more than offset by changes in the market values of such fixed rate assets.

     The Company routinely reviews its portfolio of investment securities. Monthly, the Company identifies any investments that require additional monitoring and carefully reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, new reports and other externally generated information concerning the creditor's affairs. In the case of publicly traded fixed maturities investments, management also considers market value quotations if available.

Liquidity

     The Company's annuity insurance operations, liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses and policy acquisition costs, and the purchase of investments. The Company generates cash from net investment income, annuity premiums and deposits, and from maturities of fixed investments.

     Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. As of September 30, 1996, $9.7 billion of the Company's total investments, including short-term investments, are considered readily marketable.

     To the extent that unanticipated surrenders cause the Company to sell a material amount of securities prior to their maturity for liquidity purposes, such surrenders could have a material adverse effect on the Company. However, the Company believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments or investment securities in its short duration portfolio, thereby precluding the sale of fixed maturity investments in a potentially unfavorable market.

     The Company is an indirect, wholly owned subsidiary of Liberty Financial Companies, Inc. ("Liberty Financial"). Regulatory authorities permit dividend payments from the Company to Liberty Financial up to the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. As of September 30, 1996, the Company could declare dividends of up to $34.6 million without the approval of the Commissioner of Insurance of the State of Rhode Island.

     Based upon the historical cash flow of the Company, the Company's current financial condition and the Company's expectation that there will not be a material adverse change in the results of operations of the Company and its subsidiaries during the next twelve months, the Company believes that cash flow provided by operating activities over this period will provide sufficient liquidity for the Company to meet its liquidity needs. The Company's cash flow may be influenced by, among other things, general economic conditions, realized investment gains and losses, the interest rate environment, market changes, regulatory changes and tax law changes.

Effects of Inflation

Inflation has not had a material effect on the Company's consolidated results of operations. The Company manages its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the fair value of the Company's fixed maturity portfolio increases or decreases in inverse relationship with fluctuations in interest rates, and the Company's net investment income increases or decreases in direct relationship with interest rate changes. (If interest rates decline the Company's fixed maturity investments generally will increase in market value, while net investment income will decrease as fixed maturity investments mature or are sold and the proceeds are reinvested at reduced rates.)

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 Financial Data Schedule

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      KEYPORT LIFE INSURANCE COMPANY

                                             /s/  Jeff Whitehead
                                      -----------------------------------
                                                Jeff Whitehead
                                         Vice President and Treasurer
                                         (Duly Authorized Officer and
                                           Chief Accounting Officer)





Date:  November 13, 1996

                                 Exhibit Index



Exhibit No.     Description                                               Page

       27       Financial Data Schedule                                     17