Form 10-K
period 1996-12-31
KEYPORT LIFE INSURANCE CO
filed 1997-03-31
CIK 877494

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                            ___________________
                                 FORM 10-K
         /x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the Fiscal Year Ended December 31, 1996
                                    OR
       / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                Commission File Numbers 33-3630 and 333-1783

                      KEYPORT LIFE INSURANCE COMPANY
          (Exact name of registrant as specified in its charter)

            Rhode Island                           05-0302931
      (State of incorporation)        (I.R.S. Employer Identification No.)

          125 High Street
       Boston, Massachusetts                       02110-2712
  (Address of principal executive                  (Zip Code)
              offices)

    Registrant's telephone number, including area code: (617) 526-1400
        Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
         Title of each Class                   on which registered
 Common Stock, Par Value $1.25 per
               share

        Securities registered pursuant to Section 12(g) of the Act:

                                   None
    Indicate  by  check  mark whether the registrant:  (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /
      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
    There were 2,412,000 shares of the registrant's Common Stock, $1.25 par value, outstanding as of March 27, 1997.

                      KEYPORT LIFE INSURANCE COMPANY
    ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 1996


                             TABLE OF CONTENTS

   Part I
                                                                      Page
   Item 1.     Business                                               1
   Item 2.     Properties                                             7
   Item 3.     Legal Proceedings                                      7
   Item 4.     Submission of Matters to a Vote of Security Holders    7

   Part II
   Item 5.     Market for Registrant's Common Equity and Related
               Stockholder Matters                                    10
   Item 6.     Selected Financial Data                                10
   Item 7.     Management's Discussion and Analysis of Results
               of Operations and Financial Condition                  10
   Item 8.     Consolidated Financial Statements and Supplementary
               Data                                                   15
   Item 9.     Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                 16

   Part III
   Item 10.    Directors  and  Executive  Officers  of  the
               Registrant                                             16
   Item 11.    Executive Compensation                                 16
   Item 12.    Security Ownership of Certain Beneficial Owners and
               Management                                             20
   Item 13.    Certain Relationships and Related Transactions         20

   Part IV
   Item 14.    Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                            21

                               PART I

Item 1. Business

General

   Keyport Life Insurance Company ("Keyport") is a specialty insurance company providing a diversified line of fixed, equity-indexed and variable annuity products designed to serve the growing retirement savings market. These annuity products are sold through a wide ranging network of banks, agents and securities dealers. Keyport seeks to (i) maintain its presence in the fixed annuity market while expanding its sales of variable and equity-indexed annuities, (ii) achieve a broader market presence through the use of diversified distribution channels and (iii) maintain a conservative approach to investment and liability management.

   Keyport is licensed to do business in all states except New York and is also licensed in the District of Columbia and the Virgin Islands. Keyport has been rated A+ (Superior) by A.M. Best and Company ("A.M. Best"), independent analysts of the insurance industry. Keyport has been rated A+ each year since 1976, the first year Keyport was subject to A.M. Best's alphabetic rating system. The A.M. Best's A+ rating is in the highest rating category, which also includes A++.

   Keyport's wholly owned subsidiaries are Independence Life and Annuity Company ("Independence Life"), an insurance company; Keyport Advisory Services Corporation, an investment advisory company; and, Keyport Financial Services Corp., a broker-dealer (collectively the "Company").

   Keyport is an indirect wholly owned subsidiary of Liberty Financial Companies, Inc. ("Liberty Financial") which is a publicly traded holding company. Liberty Financial is an indirect majority owned subsidiary of Liberty Mutual Insurance Company ("Liberty"), a multi-line insurance company. Liberty acquired all of the capital stock of Keyport from the Travelers Insurance Company on December 13, 1988.

   Liberty Financial is an asset accumulation and management company providing investment management and retirement-oriented insurance products through multiple distribution channels. Keyport issues and underwrites substantially all of Liberty Financial's retirement-oriented insurance products. Liberty Financial's investment advisor, asset management and bank distribution operating units are The Colonial Group, Inc. ("Colonial"), Stein Roe & Farnham Incorporated ("Stein Roe"), Newport
Pacific Management, Inc. ("Newport") and Independent Holdings, Inc. ("Independent"). Colonial, Stein Roe and Newport manage certain underlying mutual funds and other invested assets of Keyport's separate accounts. Stein Roe also provides asset management services for a substantial portion of Keyport's general account. Independent, through its subsidiary, markets Keyport's products through the bank distribution channel.

   Keyport's executive and administrative offices are located at 125 High Street, Boston Massachusetts 02110, and its home office is at 235 Promenade Street, Providence, Rhode Island 02903.

Recent Developments

   On August 9, 1996, Keyport entered into a 100 percent coinsurance agreement for a $954.0 million block of single premium deferred annuities issued by Fidelity & Guaranty Life Insurance Company ("F&G Life"). Under this transaction, the investment risk of the annuity policies was transferred to Keyport. However, F&G Life will continue to administer the policies and will remain contractually liable for the performance of all policy obligations. This transaction increased investments by $923.1 million and value of insurance in force by $30.9 million.

Products

The Company sells a full range of retirement-oriented insurance products, grouped by whether they provide fixed, indexed or variable returns to policyholders. Annuities are insurance products designed to offer individuals protection against the risk of outliving their income during retirement. In addition to offering a tax-favored source of lifetime income, annuities are also a tax-efficient means of accumulating savings for retirement needs. The Company earns spread income from fixed and indexed annuities; variable annuities primarily produce fee income for the Company.

   Fixed Annuities. Keyport's principal fixed annuity products are individual single premium deferred annuities ("SPDAs"). A SPDA policyholder typically makes a single premium payment at the time of issuance. The Company obligates itself to credit interest to the policyholder's account at a rate that is guaranteed for an initial term (typically one year) and is reset annually thereafter, subject to a guaranteed minimum rate. Interest crediting continues until the policy is surrendered or the policyholder retires or turns age 90. At December 31, 1996, the Company's fixed annuity policyholder balances were $8.6 billion. The Company's SPDA premiums in 1996 were $492.6 million. The average premium payment for a SPDA sold by the Company in 1996 was $32,353.

   Equity-Indexed Annuities. Equity-indexed annuities are an innovative product first introduced to the marketplace in 1995 by the Company when it began selling its KeyIndex product. An equity-indexed annuity credits interest to the policyholder at a "participation rate" equal to a portion of the change in value of a specified equity index. KeyIndex is currently offered for one, five and seven-year terms with interest earnings based on a percentage of the increase in the Standard & Poor's 500 Composite Stock Price Index ("S&P 500 Index"). With the five and seven-year terms, the interest earnings are based on the highest policy anniversary value of the S&P 500 Index during the term. KeyIndex also provides a guarantee of principal at the end of the term. Thus, unlike a direct equity investment, even if the S&P 500 Index declines, there is no risk to principal. In 1996, the Company introduced a market value adjustment ("MVA") annuity product which offers a choice between an equity-indexed account similar to KeyIndex and a fixed annuity type interest account. The MVA product offers terms for each account of one, three, five, six and seven years, as well as a ten-year term for the fixed interest account. The MVA shifts some investment risk to the policyholder, since surrender of the policy before the end of the product term will result in increased or decreased account values based on the change in rates of designated U.S. Treasury securities since the beginning of the term. At December 31, 1996, the Company's equity-indexed annuity policyholder balances were $787.8 million. The Company's KeyIndex premiums in 1996 were $655.2 million. The average premium payment for a KeyIndex policy sold by the Company in 1996 was $30,623. The Company is continuing to develop new versions of the equity-indexed annuity.

   Variable Annuities. Variable annuities offer a selection of underlying investment alternatives which may satisfy a variety of policyholder objectives. In a variable annuity, the policyholder has the opportunity to select separate account investment options (similar to mutual funds) which pass the investment risk directly to the policyholder in return for the potential of higher returns. Guaranteed fixed interest options also are available. The Company's Keyport Advisor variable annuity currently offers 17 separate account investment choices and four guaranteed fixed interest options. At December 31, 1996, the Company's variable annuity policyholder balances were $1.1 billion (including $193.8 million of fixed interest liabilities). The average premium payment for a variable annuity policy sold by the Company in 1996 was $47,154.

   While the Company currently does not offer traditional life insurance products, it manages a closed block of single premium whole life insurance policies ("SPWLs"). SPWLs are a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of SPWLs in response to certain tax law changes. The Company had SPWL policyholder liabilities of $2.0 billion at December 31, 1996. In addition, at that date the Company had variable life insurance policyholder balances of $170.9 million. SPWLs produce spread income, and variable life policies produce fee income.

   Under current law, returns credited on annuities and life insurance policies during the accumulation period (the period during which interest is credited and payouts have not yet begun) are not subject to federal or state income tax. Proceeds payable on death from a life insurance policy are also free from such taxes. At the maturity or payment date of an annuity policy, the policyholder is entitled to receive the original deposit plus accumulated returns. The policyholder may elect to take this amount in either a lump sum or an annuitized series of payments over time. The return component of such payments is taxed at the time of receipt as ordinary income.

   The Company has two primary financial objectives for its retirement-oriented insurance products: to increase policyholder balances through new sales and asset retention and to earn a required investment spread on its fixed and indexed return products.

   The following table sets forth certain information regarding the Company's retirement-oriented insurance business for the periods indicated.

                                               As of or for the Year Ended
                                                       December 31
                                                1996        1995      1994
                                             (dollars in thousands, except
                                             policy data)
Fixed Annuities in Force:
    Aggregate amount                         $8,630,027 $7,761,075  $7,061,257
    Average policy amount                       $36,479    $34,611     $33,247
    Number of policies                          236,574    224,238     212,390
    Aggregate amount subject to surrender
     charge                                  $7,371,492 $6,903,524  $6,168.002
Indexed Annuities in Force:
    Aggregate amount                           $787,848    $83,916       --
    Average policy amount                       $32,591    $30,207       --
    Number of policies                           24,174      2,778       --
    Aggregate amount subject to surrender
      charge                                   $787,848    $83,916       --
Variable Annuities in Force:
    Aggregate amount                         $1,083,494   $949,938    $812,421
    Average policy amount                       $43,035    $37,941     $31,985
    Number of policies                           25,177     25,037      25,400
Life Insurance in Force:
    Aggregate amount                         $2,126,716 $2,157,415  $2,216,517
    Average policy amount                       $79,207    $75,728     $72,756
    Number of policies                           26,850     28,489      30,465
Premiums (statutory-basis):
Fixed annuities                                $492,603   $977,182  $1,156,157
    Indexed annuities                          $655,214    $83,971       --
    Variable annuities                          $97,357    $80,382    $156,106
    Life insurance, net of reinsurance            $(447)     $(554)      $(541)
New Contracts and Policies:
    Fixed annuities                              11,358     30,043      45,557
    Indexed annuities                            21,396      2,778        --
   Variable annuities                             1,814      1,789       4,117
    Life insurance                                 --         --         --
Withdrawals and Terminations (statutory-
basis):
  Fixed annuities:
    Death                                       $24,650    $14,966     $15,555
    Maturity                                    $87,433    $75,858     $64,571
    Surrender                                  $966,023   $692,560    $825,697

 Indexed  annuities:
    Death                                          $147      --         --
    Maturity                                       --        --         --
    Surrender                                    $3,025        $50      --
 Variable Annuities:
    Death                                        $1,762       $426        $583
    Maturity                                    $21,287    $14,008     $15,668
    Surrender                                   $76,725    $92,187     $76,052
  Life Insurance:
    Death                                       $53,292    $53,788     $49,349
    Surrender                                   $98,189    $95,332     $88,730
    Other                                          --        --         --
Policy and Separate Account Liabilities:
    Fixed annuities                          $8,641,423 $7,771,661  $7,071,546
    Indexed annuities                          $787,848    $83,916      --
    Variable annuities                       $1,083,494   $949,938    $812,421
    Life insurance                           $2,142,430 $2,167,968  $2,224,486
Surrender Rates:
    Fixed annuities                              11.79%      9.34%      12.34%
    Indexed annuities                             0.69%      0.12%      --
    Variable annuities                            7.55%     10.46%      9.54%
    Life insurance                               4.58%       4.36%       3.73%

   Sales and Asset Retention

   New product sales are influenced primarily by overall market conditions impacting the attractiveness of these products, and by product features, including interest crediting and participation rates, and innovations that distinguish the Company's products from those of its competitors. Sales of SPDAs tend to be sensitive to prevailing interest rates. Sales can be expected to increase in interest rate environments when SPDA rates are higher than rates offered by competing conservative fixed-return investments, such as bank certificates of deposit. SPDA sales can be expected to decline in interest rate environments when this differentiation in rates is not present.

   The Company's insurance products include important features designed to promote both sales and asset retention, including crediting rates and surrender charges. Initial interest crediting and participation rates on fixed and indexed products significantly influence the sale of new policies. Resetting of rates on SPDAs impacts retention of SPDA assets, particularly on policies where surrender penalties have expired. At December 31, 1996, crediting rates on 92% of the Company's in force SPDA policy liabilities were subject to reset during the succeeding 12 months. In setting crediting and participation rates, the Company takes into account yield characteristics on its investment portfolio, surrender rate assumptions and competitive industry pricing. Interest crediting rates on the Company's in force SPDAs ranged from 4.0% to 8.0% at December 31, 1996. Such policies had guaranteed minimum rates ranging from 3.0% to 4.5% . Initial interest crediting rates on new policies issued in 1996 ranged from 4.65% to 7.15%. Guaranteed minimum rates on 1996 new policies ranged from 3.0% to 4.5%.

   All of the Company's annuities permit the policyholder at anytime to withdraw all or part of the accumulated value. Premature termination of an annuity policy results in the loss of the Company's anticipated future earnings related to the annuity deposit and the accelerated recognition of expenses related to policy acquisition, principally commissions (which are otherwise deferred and amortized over the life of the policy). Surrender charges provide a measure of protection against premature withdrawal of policy values. All of the Company's SPDAs currently are issued with surrender charges. Such surrender charges typically start at 7% and then decline to zero over a five- to seven-year period. At December 31, 1996, 85.4% of the Company's SPDAs remained in the surrender charge period. Surrender charges generally do not apply to withdrawals by policyowners of up to 10% per year of the then accumulated value of the annuity. In addition, certain SPDAs allow the policyholder to withdraw accumulated earnings in excess of the initial deposit without a surrender charge or may provide for charge-free withdrawals in certain circumstances. SPDAs are also subject to "free look" risk (the legal right of a policyholder to cancel the policy and receive back the premium deposit, without interest, for a period of up to one year, depending upon the state). While SPWLs also permit withdrawal, it generally would produce significant adverse tax consequences to the policyholder.

   Keyport's strong financial ratings are important to its ability to accumulate and retain assets. Keyport is rated A+ (Superior) by A.M. Best. Standard & Poor's ("S&P") has rated Keyport AA- for excellent financial security, Moody's Investor Services ("Moody's") has rated Keyport A1 for good financial strength and Duff & Phelps has rated Keyport AA- for very high claims paying ability. S&P and Duff & Phelps "-" modifier signifies that Keyport is at the lower end of the AA category. These ratings merely reflect the opinion of the rating company as to the relative financial strength of Keyport and Keyport's ability to meet its contractual obligations to its policyholders.

   Customer service is essential to asset accumulation and retention. The Company believes it has a reputation for excellent service to its distributors and its policyholders. The Company has developed advanced technology systems for immediate response to customer inquiries, and rapid processing of policy issuance and commission payments (often at the point of sale). These systems also play an important role in controlling costs. Keyport's operating expense ratio for 1996 was 0.44% of assets, making the Company one of the lowest cost operators in the annuity business.

   General Account Investments

   Premium deposits on fixed and equity-indexed annuities are credited to the Company's general investment account. To achieve its required investment spreads, the Company must earn returns on its general account sufficiently in excess of the fixed or equity-indexed returns credited to policyholders. The key element of this investment process is asset/liability management. Successful asset/liability management requires both a quantitative assessment of overall policy liabilities (including maturities, surrenders and crediting of returns) and prudent investment of general account assets. The two most important tools in managing policy liabilities are setting crediting rates and establishing surrender periods. The asset side of the investment process requires portfolio techniques that earn required yields while effectively managing both interest rate risk and credit risk. The Company emphasizes a conservative approach to asset/liability management, which is oriented toward reducing downside risk in adverse markets, as opposed to maximizing spread in favorable markets. The approach is also designed to reduce earnings volatility.

   The bulk of the Company's general account is invested in fixed maturity securities (87.1% at December 31, 1996). The Company's principal strategy for managing interest rate risk is to closely match the duration of its investment portfolio to its policyholder balances. At December 31, 1996, the effective duration of its fixed income portfolio was 2.8 years. The Company employs hedging strategies to manage this risk, including interest rate swaps and caps. In the case of equity-indexed products, the Company purchases S&P 500 Index options to hedge its obligations to provide participation rate returns. Credit risk is managed by careful credit analysis and monitoring. At December 31, 1996, the Company's fixed maturity portfolio had an overall average S&P rating of A+ and 92% of the Company's general account portfolio consisted of investment grade securities. The balance was invested in below investment grade securities to enhance overall portfolio yield. Below investment grade securities pose greater risks than investment grade securities. The Company actively manages its below investment grade portfolio to optimize its risk/return profile. At December 31, 1996, there were no non-income producing fixed maturity investments.

Marketing and Distribution

   The individual fixed annuity market in the United States is highly fragmented. According to A.M. Best, the insurer with the largest market share in each year during the five-year period ended December 31, 1995 (the most recent period for which A.M. Best rankings currently are available) captured less than 5.0% of the individual fixed annuity market. In 1995, according to A.M. Best, writers of individual annuities collected aggregate premiums of approximately $75.7 billion. Based on total individual annuity premiums for 1995 (according to A.M. Best), Keyport ranked 14th in the individual annuity industry with a 1.5% market share.

   Keyport's sales strategy is to use multiple distribution channels to achieve broader market presence. During 1996, the bank channel represented approximately 39.6% of Keyport's annuity sales, and the brokerage channel represented approximately 19.9%. The sale of insurance and investment products through the bank distribution channel is highly regulated. Sales through other distributors of insurance products, such as financial planners and insurance agents, represented approximately 40.5% of total annuity sales.

   The following table presents sales information in Keyport's distribution channels for the periods indicated (in millions).

                    Sales of Fixed and Indexed      Sales of Variable
                             Annuities                  Annuities
                      Year Ended December 31       Year Ended December
                                                           31
                      1996    1995   1994         1996    1995    1994


Bank channel:
Independent           $139.4  $ 91.7 $196.2       $ 1.3   $27.0   $60.5
Third party bank
marketers              311.2   427.1  638.9        40.9     7.1    10.4

Other channels:
Broker-dealers         211.7   392.5  193.6        36.6    45.3    82.8
Other distributors     485.6   149.9  127.5        18.5     1.0     2.5

Regulation

   The  Company's  business  activities  are  extensively  regulated.   The
following briefly summarizes the principal regulatory requirements and certain related matters.

   Keyport's and Independence Life's retirement-oriented insurance products generally are issued as individual policies. The policy is a contract between the issuing insurance company and the policyholder. Policy forms, including all principal contract terms, are regulated by state law. Generally, the policy form must be approved by the insurance department or similar agency of a state in order for the policy to be sold in that state.

   Keyport and Independence Life are each chartered in Rhode Island, and the Rhode Island Department of Business Regulation is their primary oversight regulator. Keyport and Independence Life also must be licensed by the state insurance regulators in each other jurisdiction in which they conduct business. They currently are licensed to conduct business in 49 states (the exception being New York), and in the District of Columbia. State insurance laws generally provide regulators with broad powers related to issuing licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type and amount of investments permitted, limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval, and other related matters.

   In recent years, various states have adopted new quantitative standards promulgated by the National Association of Insurance Commissioners ("NAIC"). These standards are designed to reduce the risk of insurance company insolvencies, in part by providing an early warning of financial or other difficulties. These standards include the risk-based capital ("RBC") requirements. RBC requirements attempt to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The requirements provide for four different levels of regulatory attention which implement increasing levels of regulatory control (ranging from development of an action plan to mandatory receivership). As of December 31, 1996, Keyport's capital was approximately 2.3 times the level at which the lowest of these regulatory attention levels would be triggered.

   Under the insurance guaranty fund laws existing in each state, insurers can be assessed for certain obligations of insolvent insurance companies. Because assessments typically are not made for several years after an insurer fails, Keyport cannot accurately determine the precise amount or timing of its exposure to known insurance company insolvencies at this time. For certain information regarding the Company's historical and estimated future assessments, see Note 11 to the Company's Consolidated Financial Statements.

   Rhode Island law imposes prior approval requirements for certain transactions with affiliates and generally regulates dividend payments by a Rhode Island-chartered insurance subsidiary to its parent company. Keyport may not make dividend payments in excess of the lesser of (i) 10% of its statutory surplus as of the preceding December 31 or (ii) its statutory net gain from operations for the preceding fiscal year without prior approval by the Rhode island Department of Business Regulation. As of December 31, 1996, such restriction would limit dividends without such approval to approximately $42.5 million. Keyport has not paid any dividends since its acquisition in December, 1988.

Competition

   The Company's business activities are conducted in extremely competitive markets. Keyport competes with a large number of life insurance companies, some of which are larger and more highly capitalized and have higher ratings than Keyport. No one company dominates the industry. In addition, Keyport's products compete with alternative investment vehicles available through financial institutions, brokerage firms and investment managers. Management believes that Keyport competes principally with respect to product features, pricing, ratings and service; management also believes that Keyport can continue to compete successfully in this market by offering innovative products and superior services. In addition, financial institutions and broker-dealers focus on the insurer's ratings for financial strength or claims-paying ability in determining whether to market the insurer's annuities.

Employees

   As of December 31, 1996, the Company had 358 full-time employees. The Company provides its employees with a broad range of employee benefit programs. The Company believes that its relations with its employees are excellent.

Item 2. Properties

   As of December 31, 1996, the Company maintained its executive, administrative and sales offices in leased facilities. The Company leases approximately 76,000 square feet in a single facility in downtown Boston pursuant to a lease which expires in 2002. The Company also leases approximately 10,500 square feet in a single facility in Providence, Rhode Island and 7,700 square feet in a single facility in Maitland, Florida.

Item 3. Legal Proceedings

   The Company is from time to time involved in litigation incidental to its business. In the opinion of Keyport's management, the resolution of such litigation is not expected to have a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   Not applicable.

   Directors and Principal Officers of the Registrant

   The following are the principal officers and directors of the Company:


                              Position with          Other Business,
                              Keyport                Vocation or
   Name, Age                  Year of Election       Employment for Past
                                                     Five Years

   Kenneth R. Leibler, 48     Chairman of the        Chief Executive
                              Board, 12/31/94        Officer, 1/1/95;
                                                     formerly President
                                                     of Liberty Financial
                                                     Companies Inc.

   F. Remington Ballou, 68    Director, 3/7/62       President of B. A.
                                                     Ballou & Co., Inc.,
                                                     East Providence, RI

   Frederick Lippit, 80       Director, 3/7/62, and  Chairman of The
                              Assistant Secretary    Providence Plan,
                              4/9/69                 Providence, RI

   Robert C. Nyman, 61        Director, 4/11/96      President and
                                                     Chairman of Nyman
                                                     Manufacturing Co.,
                                                     East Providence, RI

   John W. Rosensteel, 56     President, Chief       Formerly Chief
                              Executive Officer,     Operating Officer of
                              and Director,          the Company,
                              12/30/92               11/5/92; Chairman of
                                                     the Board and
                                                     Director of KFSC,
                                                     11/12/92; Chairman
                                                     of the Board and
                                                     Director of KASC,
                                                     1/8/93; President,
                                                     Chief Executive
                                                     Officer, and
                                                     Chairman of the
                                                     Board of
                                                     Independence Life
                                                     and Annuity Co.,
                                                     10/1/93; formerly
                                                     Senior Vice
                                                     President Aetna Life
                                                     & Casualty,
                                                     Hartford, CT

   John E. Arant, III, 52     Senior Vice President  Vice President,
                              and Chief Sales        Chief Sales Officer
                              Officer, 5/16/94       of KFSC,5/20/94;
                                                     Director, 3/1/95,
                                                     Senior Vice
                                                     President and Chief
                                                     Sales Officer,
                                                     5/20/94 of
                                                     Independence Life
                                                     and Annuity Company;
                                                     Director and Senior
                                                     Vice President and
                                                     Chief Sales Officer,
                                                     KASC, 3/10/95;
                                                     Formerly Vice
                                                     President of Aetna
                                                     Investment
                                                     Management Company
                                                     and Senior Vice
                                                     President of Aetna
                                                     Capital Management
                                                     Company

   Bernard R. Beckerlegge,    Senior Vice President  Senior Vice
   50                         and General Counsel,   President and
                              9/1/95                 General Counsel of
                                                     Independence Life
                                                     and Annuity Company,
                                                     10/9/95; formerly
                                                     General Counsel for
                                                     B.T. Variable
                                                     Insurance Co.,
                                                     8/1/88

   Stephen B. Bonner, 50      Senior Vice President,  Formerly President
                              11/7/96                 of Construction
                                                      Information Group
                                                      at McGraw Hill,
                                                      12/1/92; formerly
                                                      Vice President,
                                                      Prudential
                                                      Insurance Company
                                                      of America, 9/1/88

   Paul H. LeFevre, Jr., 54   Senior Vice President   Director and Senior
                              and Chief Financial     Vice President and
                              Officer, 9/1/95         Chief Financial
                                                      Officer of KASC,
                                                      1/8/93; Director,
                                                      Senior Vice and
                                                      Chief Financial
                                                      Officer of
                                                      Independence Life
                                                      and Annuity
                                                      Company, 10/1/93

   Francis E. Reinhart, 56    Senior Vice President   Director, 3/15/95
                              and Chief               Vice President,
                              Administrative          Administration,
                              Officer, 4/5/90         10/24/85, of KFSC;
                                                      Senior Vice
                                                      President and Chief
                                                      Administrative
                                                      Officer of KASC,
                                                      1/8/93; Senior Vice
                                                      President and Chief
                                                      Administrative
                                                      Officer of
                                                      Independence Life
                                                      and Annuity
                                                      Company,  10/1/93

   Bruce J. Crozier, 51       Vice President and      Vice President and
                              Chief Actuary,          Chief Actuary of
                              11/9/90                 Independence Life
                                                      and Annuity
                                                      Company, 10/1/93

   James P. Greaton, 39       Vice President and      Formerly Valuation
                              Corporate Actuary,      Actuary, Providian
                              5/6/96                  Capital Management,
                                                      5/94

   Jeffery J. Lobo, 35        Vice President, Risk    Formerly Assistant
                              Management, 5/4/96      Vice President of
                                                      Quantitative
                                                      Research for the
                                                      Company, 2/8/95;
                                                      formerly Vice
                                                      President of Credit
                                                      Suisse Financial
                                                      Products, 11/94;
                                                      trader for SBCI
                                                      Securities (Asia)
                                                      Inc. 7/93; trader
                                                      for O'Connor &
                                                      Associates, 5/92

   Stewart R. Morrison, 40    Vice President and      Vice President,
                              Chief Investment        Investments, of
                              Officer, 5/6/94         KASC, 1/8/93; Vice
                                                      President and Chief
                                                      Investment Officer
                                                      of Independence
                                                      Life and Annuity
                                                      Company, 10/1/93;
                                                      formerly Vice
                                                      President of
                                                      Investments for the
                                                      Company, 8/92

   Jeffery J. Whitehead, 40   Vice President and      Vice President and
                              Treasurer, 5/4/95       Treasurer of
                                                      Independence Life
                                                      and Annuity,
                                                      5/4/95;  formerly
                                                      Vice President and
                                                      Controller for the
                                                      Company, 8/92

                                  PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters

Not applicable.

Item 6. Selected Financial Data   (in thousands)

   As of and
   for the
   year ended
   December 31     1996         1995        1994         1993         1992

   Income
   statement
   data:

   Investment
   income          $790,365     $755,930     $689,575     $669,667     $705,943

   Interest
   credited        (572,719)    (555,725)    (481,926)    (504,205)    (571,033)

   Investment
   spread           217,646      200,205      207,649      165,462      134,910

   Fee
   income            33,534       29,767       25,273       18,158       14,504

   Operating
   expenses         (43,815)     (44,475)     (54,295)     (40,697)     (65,730)

   Income before
   income taxes     137,846      107,941      95,276       86,705       31,397

   Net
   income            90,624       69,610      63,225       57,995       22,587

   Balance
   sheet data:

    Total cash
    and
    investments $12,305,213  $10,922,125 $ 9,274,793  $ 8,912,526  $ 8,787,912

    Total
    assets       13,924,557   12,280,194  10,873,604   10,227,327    9,707,115

    Stockholder's
    equity          980,782      902,331     682,485      684,270      556,416

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

   Results of Operations

   Net income was $90.6 million in 1996 compared to $69.6 million in 1995 and $63.2 million in 1994. The improvement of $21.0 million in 1996 compared to 1995 resulted from higher investment spread, higher fee income and net realized investment gains in 1996 compared to net realized investment losses in 1995. Partially offsetting these items were increased amortization of deferred policy acquisition costs and higher income tax expense. The improvement of $6.4 million in 1995 compared to 1994 primarily resulted from lower operating expenses, decreased guaranty fund expense and reduced amortization of value of insurance in force. Partially offsetting these items were decreased investment spread and increased amortization of deferred policy acquisition costs.

   Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited to policyholder balances. Investment spread was $217.6 million in 1996 compared to $200.2 million in 1995 and $207.6 million in 1994. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. Such investment spread percentage was 1.84% in 1996 and 1995, and 2.12% in 1994. Assuming a constant interest rate environment, the Company anticipates that the investment spread percentage in 1997 will be comparable to 1996.

   Investment income was $790.4 million in 1996 compared to $755.9 million in 1995 and $689.6 million in 1994. Investment income increased in 1996 compared to 1995 primarily as a result of a higher level of average invested assets, partially offset by a decrease in the average investment yield. The average investment yield was 7.16% in 1996 compared to 7.51% in 1995. The decreased investment yield in 1996 reflects the lower interest rates prevailing during the latter half of 1995 and early 1996 and the amortization of S&P 500 Index options. Investment income increased in 1995 compared to 1994 primarily as a result of the higher level of average invested assets. The investment yield increased slightly during 1995. The average investment yield was 7.48% in 1994.

   Interest credited to policyholders totaled $572.7 million in 1996 compared to $555.7 million in 1995 and $481.9 million in 1994. Interest credited to policyholders increased in 1996 compared to 1995 primarily as a result of a higher level of average policyholder balances, partially offset by a decrease in the average interest credited rate. Policyholder balances averaged $10.8 billion in 1996 compared to $9.8 billion in 1995. The average interest credited rate was 5.32% in 1996 compared to 5.67% in 1995. Interest credited to policyholders increased in 1995 compared to 1994 as a result of the higher level of average policyholder balances and to an increase in the average interest credited rate. Policyholder balances averaged $9.8 billion in 1995 compared to $9.0 billion in 1994. The average interest credited rate was 5.36% in 1994.

   Average investments (computed without giving effect to SFAS 115), including a portion of the Company's cash and cash equivalents, were $11.0 billion in 1996 compared to $10.1 billion in 1995 and $9.2 billion in 1994. The increase of $0.9 billion in 1996 compared to 1995 was primarily due to the F&G Life transaction and sales of the Company's fixed and equity-indexed annuities during the period, offset in part by withdrawals of $1.1 billion. Fixed and equity-indexed annuity premiums totaled $1.2 billion in 1996 compared to $1.1 billion in 1995 and $1.2 billion in 1994. The increase in premiums in 1996 compared to 1995 was primarily attributable to the sales of equity-indexed annuities which were introduced during 1995, partially offset by lower fixed annuity premiums. Sales of indexed annuities during 1996 totaled $655.2 million compared to $83.9 million in 1995. The decrease in total premiums in 1995 compared to 1994 was primarily due to lower interest rates prevailing during the latter half of 1995, making fixed income products less competitive.

   Net realized investment gains were $5.5 million in 1996 compared to net realized investment losses of $4.0 million in 1995 and net realized investment losses of $8.2 million in 1994. The net realized investment gains in 1996 were primarily attributable to sales of fixed maturity investments and sales of investments received in the F&G Life transaction which were made to maximize total return. The net realized investment losses in 1995 were attributable to sales of the Company's fixed maturity investments which were made to maximize total return. The net realized investment losses in 1994 were primarily due to write-downs of investments whose declines in value were determined to be other than temporary.

   Surrender charges are revenues earned on the early withdrawal of fixed, indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $14.9 million in 1996 compared to $14.8 million in 1995 and $11.5 million in 1994.

   Total fixed, equity-indexed and variable annuity withdrawals represented 11.6%, 9.9% and 12.6% of the total average annuity policyholder and separate account balances in 1996, 1995 and 1994, respectively. The increase in withdrawals in 1996 was primarily attributable to surrenders of annuities acquired in the F&G Life transaction; excluding these surrenders, the withdrawal percentage in 1996 was 9.7%.

   Separate account fees are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These fees, which are based on the market values of the assets supporting the contracts in separate accounts, were $16.0 million in 1996 compared to $13.2 million in 1995 and $12.5 million in 1994. Such fees represented 1.68%, 1.61% and 1.63% of average variable annuity and variable life separate account balances in 1996, 1995 and 1994, respectively.

   Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the levels of assets under management, which are affected by product sales and redemptions and changes in the market values of the investments managed. Management fees were $2.6 million in 1996 compared to $1.8 million in 1995 and $1.2 million in 1994. The increase of $0.8 million in 1996 compared to 1995 primarily reflects a higher level of average assets under management.

   Operating expenses primarily represent compensation and other general and administrative expenses. These expenses were $43.8 million in 1996 compared to $44.5 million in 1995 and $54.3 million in 1994. The decrease in 1996 compared to 1995 was primarily due to IRS interest penalties of $1.7 million recorded in 1995 related to a federal income tax assessment. The decrease in 1995 compared to 1994 was attributable to lower guaranty fund expense and lower state taxes.

   Amortization of deferred policy acquisition costs was $60.2 million in 1996 compared to $58.5 million in 1995 and $52.2 million in 1994. The increase in amortization in 1996 compared to 1995 was primarily due to a decrease in estimated amortization periods determined in the last quarter of 1995 due to shorter average policy lives, and to the growth of business in force associated with fixed, equity-indexed and variable annuity sales. The increase in 1995 compared to 1994 was primarily attributable to a decrease in the estimated amortization periods and lower projected fixed annuity surrender charges; in addition, this increase was attributable to the growth in business in force during 1995 and 1994. Amortization expense represented 0.51%, 0.55% and 0.53%, of the total average policyholder and separate account balances during 1996, 1995 and 1994, respectively.

   Amortization of value of insurance in force totaled $10.2 million in 1996 compared to $9.5 million in 1995 and $17.0 million in 1994. The increase in amortization in 1996 compared to 1995 was primarily due to $2.7 million of amortization recorded in 1996 relating to the F&G Life transaction, partially offset by lower amortization in 1996 due to an increase in estimated amortization periods in the last quarter of 1995. The decrease in amortization in 1995 compared to 1994 was primarily related to the actual persistency experience and higher expected future profits relating to the closed block of single premium whole life insurance.

   Federal income tax expense was $47.2 million or 34.3% of pretax income in 1996 compared to $38.3 million, or 35.5% pretax income in 1995, and $32.1 million, or 33.6% of pretax income in 1994.

   Financial Condition

   Stockholder's Equity as of December 31, 1996 was $980.8 million compared to $902.3 million as of December 31, 1995. The increase in stockholder's equity was due to net income of $90.6 million, partially offset by a $12.2 million decrease in net unrealized investment gains during the period.

   Investments not including cash and cash equivalents, totaled $11.5 billion as of December 31, 1996 compared to $10.1 billion as of December 31, 1995. This increase reflects the investments received in the F&G Life transaction, fixed and equity-indexed annuity sales in 1996, withdrawals and a decrease in net unrealized investment gains.

   The Company's general investment policy is to hold fixed maturity assets for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its entire fixed maturities investments as "available for sale" and accordingly carries such investments at fair value.

   The Company's total investments at December 31, 1996 reflected net unrealized gains of $229.8 million related to its fixed maturity and equity portfolios. At December 31, 1995, such net unrealized investment gains were $308.5 million. The decrease in net unrealized gains in 1996 principally reflects the higher interest rates at the end of 1996.

   Approximately $10.7 billion, or 99.8%, of the fixed maturity investments at December 31, 1996, was rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC"). At December 31, 1996, the carrying value of investments in below investment grade securities totaled $987.0 million, or 8.0% of total cash and investments of $12.3 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade securities.

   Investment Management

   Asset-liability duration management is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed and equity-indexed policyholder balances should be backed by investments, principally comprised of fixed maturities, that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rates, the slope of the yield curve and the excess at which fixed maturities are priced over the yield curve. Its portfolio strategy is designed to achieve adequate risk-adjusted returns consistent with the investment objectives of effective asset-liability duration management, liquidity and credit quality.

   The Company conducts its investment operations to closely match the duration of the assets in its investment portfolio to its policyholder balances. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its policyholder balances by investing principally in fixed maturities. The Company's fixed-rate and equity-indexed products incorporate surrender charges to encourage persistency, discourage withdrawals and make the cost of its policyholder balances more predictable. Approximately 85.4% of the Company's fixed annuity policyholder balances were subject to surrender charges at December 31, 1996.

   As part of its asset-liability management discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its policyholder balances under a variety of possible future interest rate scenarios. At December 31, 1996 the effective duration of the Company's fixed maturities investments (including certain cash and cash equivalents) was approximately 2.8 years.

   As a component of its investment strategy, the Company utilizes interest rate swap agreements ("swap agreements") to match assets more closely to liabilities. Swap agreements are agreements to exchange with counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest rates earned on longer-term fixed rate assets with interest rates credited to policyholders. At December 31, 1996, the Company had 39 outstanding swap agreements with an aggregate notional principal amount of $2.3 billion. These agreements mature in various years through 2001. The Company uses indexed call options for purposes of hedging its equity-indexed products. At December 31, 1996, the Company had call options with a fair value of $109.6 million.

   There are risks associated with some of the techniques the Company uses to manage its asset and liability durations. The primary risk associated with swap agreements is the risk associated with counterparty nonperformance. The Company believes that the counterparties to its swap agreements are financially responsible and that the counterparty risk associated with these transactions is minimal. In addition, swap agreements have interest rate risk. However, these swap agreements hedge fixed-rate assets; interest rate movements that adversely affect the market value of swap agreements generally are more than offset by changes in the market values of such fixed rate assets.

   The Company routinely reviews its portfolio of investment securities. The Company identifies monthly any investments that require additional monitoring, and carefully reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports and other externally generated information concerning the creditor's affairs. In the case of publicly traded fixed maturity investments, management also considers market value quotations if available.

   Liquidity

   The Company's liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses and policy acquisition costs, and the purchase of investments. The Company generates cash from net investment income, annuity premiums and deposits, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At December 31, 1996, $8.8 billion of the Company's total investments, including short-term investments, are considered readily marketable.

   To the extent that unanticipated surrenders cause the Company to sell for liquidity purposes a material amount of securities prior to their maturity, such surrenders could have a material adverse effect on the Company. However, the Company believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments or investment securities in its short duration portfolio, thereby precluding the sale of fixed maturity investments in a potentially unfavorable market.

   Regulatory authorities permit dividend payments from the Company to Liberty Financial up to the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. As of December 31, 1996, the Company could pay dividends of up to $42.5 million without the approval of the Department of Business Regulation of the State of Rhode Island.

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

   Effects of Inflation

Inflation has not had a material effect on the Company's consolidated results of operations. The Company manages its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the fair value of the Company's fixed maturity portfolio increases or decreases in inverse relationship with fluctuations in interest rates, and the Company's net investment income increases or decreases in direct relationship with interest rate changes. If interest rates decline the Company's fixed maturity investments generally will increase in fair value, while net investment income will decrease as fixed maturity investments mature or are sold and the proceeds are reinvested at reduced rates. However, inflation may result in increased operating expenses that may not be readily recoverable in the prices of the services charged by the Company.

Item 8. Consolidated Financial Statements and Supplementary Data

   The Company's consolidated financial statements begin on page F-2. Reference is made to the Index to Financial Statements on page 21 herein.

   Additional financial statement schedules are included on pages S-2 through S-4 herein. Reference is made to the Index to Financial Statement Schedules on page 21 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial

   Disclosure

   The consolidated financial statements of Keyport and also Liberty Financial and its subsidiaries, including Keyport, for the year ended December 31, 1996 have been audited and reported upon by Ernst & Young LLP ("E&Y"). Similarly, E&Y will serve as independent auditors of Keyport and Liberty Financial for 1997.

   For fiscal years prior to 1996, the consolidated financial statements of Keyport and Liberty Financial and its subsidiaries, were audited and reported on by KPMG Peat Marwick LLP ("KPMG"). On March 13, 1996,
following a competitive proposal process, the Liberty Financial's Audit Committee terminated KPMG's appointment as independent accountants for Liberty Financial and its audited subsidiaries, including Keyport, effective March 14, 1996, and voted to recommend to the Liberty Financial Board of Directors that E&Y be appointed as Liberty Financial's independent accountants for fiscal year 1996. The Liberty Financial Board of Directors approved this recommendation on April 10, 1996. On April 11, Keyport's Board of Directors approved such engagement of E&Y.

   In connection with the audits of Keyport's financial statements for the two fiscal years in the period ended December 31, 1995, and the subsequent interim period through March 14, 1996, there were no disagreements between Keyport and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to KPMG's satisfaction would have caused KPMG to make reference to the subject matter of the disagreement in connection with KPMG's audit reports on the financial statements of Keyport. In addition, the audit reports of KPMG on the consolidated financial statements of Keyport as of and for the two fiscal years ended December 31, 1995 did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

                                 PART III

Item 10. Directors and Executive Officers of the Registrant

   Information relating to the executive officers of the registrant appears under the caption "Executive Officers of the Registrant" included in Part I of this Form 10-K following Item 4.

Item 11. Executive Compensation

   The tables that appear below, along with the accompanying text and footnotes, provide information on compensation and benefits for the named executive officers, in accordance with applicable SEC requirements. All the data regarding values for stock options pertain to options to purchase shares of Keyport's parent corporation, Liberty Financial Companies, Inc. ("Liberty Financial"). Such data are hypothetical in terms of the amounts that an individual may or may not receive, because such amounts are contingent on continued employment with Keyport and the price of Liberty Financial's Common Stock ("Common Stock"). All year-end values shown in these tables for outstanding stock options reflect a price of $38.875 per share, which was the closing price of the Common Stock on the New York Stock Exchange on December 31, 1996 (the last trading day of 1996). None of the named executive officers received any perquisites during 1996 exceeding the lesser of $50,000 or 10% of such officer's total salary and bonus for such year.

   Summary Compensation Table. The following table sets forth compensation information for 1996 for each of Keyport's chief executive officer and the other four most highly compensated executive officers:

   Summary Compensation Table
   1996 Compensation

                                                     Securities     All Other
   Name and               Base Salary    Bonus       Underlying     Compensation
   Principal              ($)            ($)1        Options (#)    ($)2
   John W. Rosensteel,    396,500        275,000     15,000         27,993
   President and Chief
   Executive Officer

   Paul LeFevre, Jr.,     275,000        155,000      9,000         15,638
   Senior Vice
   President and Chief
   Financial Officer

   John E. Arant, III     215,000        100,000      5,000         96,063
   Senior Vice
   President and Chief
   Sales Officer

   Francis E. Reinhart,   233,000        105,000      7,500         13,136
   Senior Vice President
   and Chief
   Administrative Officer

   Bernard R.
   Beckerlegge,           185,000         85,000      7,000         31,481
   Senior Vice President
   & General Counsel

   ____________________________________________

1  The amounts presented are bonuses earned in 1996 and paid in 1997.

2 Consists of (a) in the case of Mr. Rosensteel, $5,000 of insurance premiums paid by Keyport with respect to term life insurance purchased for his benefit; (b) contributions and interest accruals under defined contribution plans for the benefit of the named executive officers, individually as follows: Mr. Rosensteel, $22,993; Mr. LeFevre, $15,638; Mr. Arant, $15,063; Mr. Reinhart, $13,136; and Mr. Beckerlegge, $1,734; (c) in the case of Mr. Arant, $81,000 for a sales incentive bonus; and (d) in the case of Mr. Beckerlegge, $29,747 of moving expenses reimbursement.


   Option Grant Table. The following table sets forth certain information regarding options to purchase Common Stock granted during 1996 by Liberty Financial to the executive officers named in the above summary compensation table.

                    Option Grants in Last Fiscal Year

   Name         Number of     Percent     Exercise   Expiration   Potential
                Securities    of Total    Price      on Date1     Realizable
                Underlying    Options     Per                     Value at
                Options       Granted to  Share ($)               Assumed
                Granted (#)   Employees                           Annual
                              in 1996                             Rates of
                                                                  Stock Price
                                                                  Appreciation
                                                                  for Option
                                                                  Term ($)2
                                                                5%       10%
   John W.
   Rosensteel    15,000       2.45%       33.00      5/06/06    311,303  788,903

   Paul
   LeFevre, Jr.   9,000       1.47%       33.00      5/06/06    186,782  473,342

   John E.
   Arant, III     5,000       0.82%       33.00      5/06/06    103,768  262,968

   Francis E.
   Reinhart       7,500       1.23%       33.00      5/06/06    155,651  394,451

   Bernard R.
   Beckerlegge    7,000       1.14%       33.00      5/06/06    145,275  368,155

   _____________________

1   Each  option  becomes  exercisable in four  equal  annual  installments commencing on May 7, 1997, and vests in full upon the death, disability or retirement of the optionee.

   2 Amounts represent hypothetical gains that could be achieved for the respective options if such options are not exercised until the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% in accordance with applicable SEC regulations, compounded annually from the dates the options were granted until their expiration dates and, therefore, are not intended to forecast possible future appreciation in the Common Stock. This table does not take into account any appreciation in the price of the Common Stock after the date of grant.


   Option Exercises and Year-End Values Table. The following table sets forth certain information regarding (i) the 1996 exercises of stock options and (ii) the stock options held as of December 31, 1996 by the executive officers named in the above summary compensation table.

   Aggregate Option Exercises in Last Financial Year and Option Values at Fiscal Year-End


            Shares     Value     Number of               Value of
            Acquired   Realize   Securities              Unexercised
            Upon                 Underlying              In-the-Money
            Exercise             Unexercised             Options at
                                 Options at              Year-End
Name         (#)       ($)       Year-End (#)

                             Exercisable Unexercisable Exercisable Unexercisable
John W.
Rosensteel   5,500     114,230    39,848        51,211        868,954    737,888

Paul
LeFevre, Jr  4,000     112,456    39,470        22,944      1,096,402    363,953

John E.
Arant, III    ----      ----       8,531        17,282        130,540    209,149

Francis E.
Reinhart       500      14,057    18,470        14,496        503,370    174,380

Bernard R.
Beckerlegge   ----      ----       ----          7,000          ----      41,125

   Certain Additional Information Regarding Executive Officer Compensation

   Defined Benefit Retirement Programs. Each of the executive officers in the above summary compensation table participates in Keyport's Pension Plan and Supplemental Pension Plan (collectively, the "Pension Plans"). The following table shows the estimated annual pension benefits payable upon retirement for the specified compensation and years of service classification under Keyport's Pension Plans.

   Estimated Annual Retirement Benefits at Age 65 under Pension Plans
                             Years of Service

Compensation      15           20           25           30           35

$  200,000      $ 52,178     $ 69,570     $ 86,963     $ 93,629     $100,296

$  400,000       106,178      141,570      176,963      190,296      203,629

$  600,000       160,178      213,570      266,963      286,963      306,963

$  800,000       214,178      285,570      356,963      383,629      410,296

$1,000,000       268,178      357,570      446,963      480,296      513,629

$1,200,000       322,178      429,570      536,963      576,963      616,963

   Benefits under the Pension Plans are based on an employee's average pay for the five highest consecutive years during the last ten years of employment, the employee's estimated social security retirement benefit and years of credited service with Keyport. The current compensation covered by the Pension Plans for each participating executive officer in the above summary compensation table is as follows: Mr. Rosensteel, $583,500; Mr. LeFevre, $386,666; Mr. Reinhart, $320,000; Mr. Arant, $386,500; and Mr.
Beckerlegge, $210,000. For purposes of determining benefits payable upon retirement under the Pension Plans, compensation includes base salary and annual bonus. Benefits are payable in the form of a single-life annuity providing for monthly payments. Actuarially equivalent methods of payment may be elected by the recipient. As of December 31, 1996, the executive officers named in the above summary compensation table had the following full credited years of service under the Pension Plans: Mr. Rosensteel, 4 years; Mr. LeFevre, 17 years; Mr. Arant, 3 years; Mr. Reinhart, 12 years; and Mr. Beckerlegge, 1 year.

   Change of Control Provisions of 1990 Stock Option Plan. Liberty Financial's 1990 Stock Option Plan, as amended (the "1990 Plan"), provided for the grant of options to officers and other key employees of Liberty Financial for the purchase of shares of common stock. As of March 10, 1997, options issued and outstanding under the 1990 Plan included 61,059 shares held by Mr. Rosensteel (44,417 of which were vested), 45,914 shares held by Mr. LeFevre (39,470 of which were then vested); and 19,466 shares held by Mr. Reinhart (16,970 of which were then vested). No additional options will be granted under the 1990 Plan. Upon a change of control of Liberty Financial (defined as the transfer of 50% or more of the equity ownership of Liberty Financial other than solely pursuant to a public offering in which securities are issued for cash), all non-vested options will automatically vest and Liberty Financial's Compensation and Stock Option Plan committee may, in its discretion, elect to cancel all outstanding options by paying the holders thereof an amount equal to the difference between the formula value of the Common Stock (as defined in the 1990 Plan) and the exercise price of the options.

   Compensation of Directors. Directors of Keyport who are also employees receive no compensation in addition to their compensation as employees of Keyport. The three outside directors (Lippitt, Ballou, and Nyman) receive $2,000 per quarter, plus $500 for each meeting of the Board of Directors and $200 for each Audit Committee meeting that they attend. Three meetings of the Board of Directors and two meetings of the Audit Committee are scheduled annually.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Keyport is a wholly owned, indirect subsidiary of Liberty Financial which is a registrant under the Securities Exchange Act of 1934. Liberty Financial is a majority owned, indirect subsidiary of Liberty Mutual Insurance Company.

Item 13. Certain Relationships and Related Transactions

   As noted in Item 12, Keyport is a wholly owned, indirect subsidiary of Liberty Financial.

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) 1.  Financial Statements                                  Page

     Report of Independent Auditors                             F-1
     Independent Auditors' Report                               F-1a
     Consolidated Balance Sheet, December 31, 1996 and 1995     F-2
     Consolidated Income Statement for the Years Ended
          December 31, 1996, 1995 and 1994                      F-3
     Consolidated Statement of Stockholder's Equity for the
          Years Ended December 31, 1996, 1995 and 1994          F-4
     Consolidated Statement of Cash Flows for the Years
          Ended December 31, 1996, 1995 and 1994                F-5
     Notes to Consolidated Financial Statements                 F-6 through F-20

       2.  Financial Statement Schedules

     I--Summary of Investments                                  S-2
     III-- Supplementary Insurance Information                  S-3
     V-- Valuation and Qualifying Accounts                      S-4

   All other schedules are omitted because they are not applicable or are not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

   (b) Exhibits

   The exhibits filed as part of this Report are listed on the Exhibit Index immediately preceding the Exhibits.

   (c) Reports on Form 8-K.

   No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1996.

                      Report of Independent Auditors

   The Board of Directors
   Keyport Life Insurance Company

   We have audited the accompanying consolidated balance sheet of Keyport Life Insurance Company as of December 31, 1996, and the related consolidated statements of income, stockholder's equity, and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keyport Life Insurance Company at December 31, 1996 and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

   As  discussed  in Note 1 to the consolidated financial  statements,   in
1994, the Company changed its method of accounting for certain investments in debt and equity securities.


   Boston, Massachusetts                       /s/ Ernst & Young LLP
   February 5, 1997

                      Independent Auditor's Report

The Board of Directors
Keyport Life Insurance Company

We have audited the consolidated financial statements of Keyport Life Insurance Company and subsidiaries as of December 31, 1995 and 1994, and for each of the years in the two year period ended December 31, 1995, as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as of December 31, 1995 and 1994 as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibilty of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Keyport Life Insurance Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective January 1, 1994.


/s/KPMG Peat Marwick LLP
Boston, Massachusetts
February 16, 1996

                      KEYPORT LIFE INSURANCE COMPANY

                        CONSOLIDATED BALANCE SHEET
                              (in thousands)



                                                        December 31

                     ASSETS                         1996            1995


Cash and investments:
     Fixed maturities available for sale
     (amortized cost:  1996 - $10,500,431;
      1995 - $9,227,834)                            $10,718,644     $ 9,535,948
     Equity securities (cost:  1996 - $19,412;           35,863          25,214
     1995 - $17,521)
     Mortgage loans                                      67,005          74,505
     Policy loans                                       532,793         498,326
     Other invested assets                              183,622          10,748
     Cash and cash equivalents                          767,385         777,384
                 Total cash and investments          12,305,312      10,922,125

Accrued investment income                               146,778        132,856
Deferred policy acquisition costs                       250,355        179,672
Value of insurance in force                              70,819         43,939
Intangible assets                                        19,186         20,314
Federal income taxes recoverable                            323          9,205
Other assets                                             40,316         12,859
Separate account assets                               1,091,468        959,224

                Total assets                        $13,924,557    $12,280,194

      LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

     Policy liabilities                             $11,637,528    $10,084,392
     Current federal income taxes                        13,123          7,666
     Deferred federal income taxes                       25,747         32,823
     Payable for investments purchased
     and loaned                                         211,234        317,715
     Other liabilities                                   38,476         46,161
     Separate account liabilities                     1,017,667        889,106

               Total liabilities                     12,943,775     11,377,863

Stockholder's equity:
     Common stock, $1.25 par value; authorized
       8,000 shares;issued and outstanding
       2,412 shares                                       3,015          3,015
     Additional paid-in capital                         505,933        505,933
     Net unrealized investment gains                     73,599         85,772
     Retained earnings                                  398,235        307,611

               Total stockholder's equity               980,782        902,331

 Total liabilities and stockholder's equity         $13,924,557    $12,280,194

                          See accompanying notes


                      KEYPORT LIFE INSURANCE COMPANY

                       CONSOLIDATED INCOME STATEMENT
                              (in thousands)



                                                 Year Ended December 31

                                           1996         1995         1994
Revenues:
Investment income                          $790,365     $755,930     $689,575
Interest credited to policyholders         (572,719)    (555,725)    (481,926)
Investment spread                           217,646      200,205      207,649
Net realized investment gains (losses)        5,509       (3,958)      (8,220)
Fee income:
Surrender charges                            14,934       14,772       11,545
Separate account fees                        15,987       13,154       12,495
Management fees                               2,613        1,841        1,233
Total fee income                             33,534       29,767       25,273

Expenses:
Policy benefits                              (3,477)      (4,448)      (4,838)
Operating expenses                          (43,815)     (44,475)     (54,295)
Amortization of deferred policy
  acquisition costs                         (60,225)     (58,541)     (52,174)
Amortization of value of insurance
  in force                                  (10,196)      (9,479)     (16,989)
Amortization of intangible assets            (1,130)      (1,130)      (1,130)

Total expenses                             (118,843)    (118,073)    (129,426)


Income before federal income tax
expense                                     137,846      107,941       95,276
Federal income tax expense                  (47,222)     (38,331)     (32,051)

Net income                                 $ 90,624     $ 69,610     $ 63,225

                          See accompanying notes

                      KEYPORT LIFE INSURANCE COMPANY,
               CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                              (in thousands)


                                                  Net
                                               Unrealized
                                 Additional    Investment
                      Common      Paid-in        Gains      Retained
                      Stock       Capital       (Losses)    Earnings   Total



Balance,
  January 1, 1994     $  1,508   $505,933     $    546     $176,283    $684,270
Adjustment to
  beginning balance
  for change in
  accounting
  principle, net of
  federal income
  taxes                                         41,614                   41,614
Net income                                                   63,225      63,225
Common stock dividend
  (1,206 shares)         1,507                               (1,507)
Change in net
  unrealized investment
  gains (losses)                              (106,624)                (106,624)

Balance,
  December 31, 1994      3,015    505,933      (64,464)     238,001     682,485

Net income                                                   69,610      69,610
Change in net unrealized
     investment gains
     (losses)                                  150,236                  150,236

Balance,
  December 31, 1995      3,015    505,933       85,772      307,611     902,331

Net income                                                   90,624      90,624
Change in net unrealized
     investment gains
     (losses)                                  (12,173)                 (12,173)

Balance,
  December 31, 1996   $  3,015   $505,933     $ 73,599     $398,235    $980,782

                          See accompanying notes

                      KEYPORT LIFE INSURANCE COMPANY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (in thousands)


                                           Year Ended December 31
                                        1996         1995          1994
Cash flows from operating
  activities:
     Net income                         $ 90,624      $ 69,610     $ 63,225
     Adjustments to reconcile net
       income to net cash provided
       by operating activities:
          Interest credited to
            policyholders                572,719       555,725      481,926
          Net realized investement
            (gains) losses                (5,509)        3,958        8,220
          Amortization of value of
            insurance in force and
            intangible assets             11,326        10,609       18,120
          Net amortization on
            investements                 (29,088)        9,688       12,215
          Change in deferred
            policy acquisition costs     (24,403)      (24,630)     (38,852)
          Change in current and
            deferred federal income
            taxes                          4,938         1,953        7,731
          Net change in other assets
          and liabilities                (42,634)      (62,375)     (16,718)
              Net cash provided by
                operating activities     577,973       564,538      535,867

Cash flow from investing activities:
     Investments purchased -
       held to maturity                     --             --      (277,626)
     Investments purchased -
       available for sale             (4,363,074)   (2,851,013)  (2,624,493)
     Investments sold -
       held to maturity                     --          14,930       10,637
     Investments sold -
       available for sale              1,714,023       605,197      950,885
     Investments matured -
       held to maturity                     --         317,773      576,021
     Investments matured -
       available for sale              1,387,664       906,522      854,441
     Increase in policy loans            (34,467)      (21,033)     (35,143)
     Decrease in mortgage loans            7,500        54,947       26,520
     Other assets purchased, net        (130,087)          --           --
     Value of business acquired,
       net of cash                       (30,865)          --          (961)

              Net cash used in
                investing activities  (1,449,306)    (927,677)     (519,719)

Cash flows from financing
activities:
     Withdrawals from
       policyholder accounts          (1,154,087)    (933,785)  (1,034,464)
     Deposits to policyholder
       accounts                        2,134,504    1,116,975    1,202,076
     Securities lending                 (119,083)     317,715          --

               Net cash provided by
                 financing activities    861,334      500,905      167,612
Change in cash and cash equivalents       (9,999)      92,766      183,760
Cash and cash equivalents at
  beginning of year                      777,384      684,618      500,858

Cash and cash equivalents at end
  of year                               $767,385    $777,384      $684,618

                          See accompanying notes

                      KEYPORT LIFE INSURANCE COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             December 31, 1996

   1.  Accounting Policies

   Organization

     Keyport Life Insurance Company offers a diversified line of fixed, indexed, and variable annuity products designed to serve the growing retirement saving market. These annuity products are sold through a wide ranging network of banks, agents, and securities dealers.

     The Company is a wholly owned subsidiary of Stein Roe Services Incorporated ("Stein Roe"). Stein Roe is a wholly owned subsidiary of Liberty Financial Companies, Incorporated ("Liberty Financial") which is a majority owned, indirect subsidiary of Liberty Mutual Insurance Company ("Liberty Mutual").

   Principles of Consolidation

   The consolidated financial statements include Keyport Life Insurance Company and its wholly owned subsidiaries, Independence Life and Annuity Company ("Independence Life"), Keyport Advisory Services Corporation, and Keyport Financial Services Corp., (collectively the "Company").

   The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles which vary in certain respects from reporting practices prescribed or permitted by state insurance regulatory authorities. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year's presentation.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Investments

   Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Investments in debt and equity securities classified as available for sale are carried at fair value, and after-tax unrealized gains and losses (net of adjustments to deferred policy acquisition costs and value of insurance in force) are reported as a separate component of stockholder's equity. Realized investment gains and losses are calculated on a first-in, first-out basis.

   On December 31, 1995, pursuant to the "Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," the Company made a one-time reclassification of certain fixed maturity securities from held to maturity to available for sale. The amortized cost of those securities at the time of transfer was $1.4 billion, and the unrealized gain of $13.9 million was recorded net of taxes in stockholder's equity.

   For the mortgage backed bond portion of the fixed maturity investment portfolio, the Company recognizes income using a constant effective yield based on anticipated prepayments over the estimated economic life of the security. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments and any resulting adjustment is included in investment income.

   Mortgage loans are carried at amortized cost. Policy loans are carried at the unpaid principal balances plus accrued interest.

   Fee Income

   Fees from investment advisory services are recognized as revenues when services are provided. Revenues from fixed and variable annuities and single premium whole life policies include mortality charges, surrender charges, policy fees, and contract fees and are recognized when earned.

   Deferred Policy Acquisition Costs

   Policy acquisition costs are the costs of acquiring new business which vary with, and are primarily related to, the production of new business.
Such costs include commissions, costs of policy issuance, underwriting, and selling expenses. These costs are deferred and amortized in relation to the present value of estimated gross profits from mortality, investment, and expense margins. Deferred policy acquisition costs are adjusted for amounts relating to unrealized gains and losses on fixed maturity securities the Company has designated as available for sale. This adjustment, net of tax, is included with the change in net unrealized gains or losses that is credited or charged directly to stockholder's equity. Deferred policy acquisition costs have been decreased by $103.7 million at December 31, 1996, and decreased by $151.4 million at December 31, 1995 for this adjustment.

   Value of Insurance in Force

   Value of insurance in force represents the actuarially-determined present value of projected future gross profits from policies in force at the date of their acquisition. This amount is amortized in proportion to the projected emergence of profits over periods not exceeding 15 years for annuities and 25 years for life insurance. Interest is accrued on the unamortized balance at the contract rate of 5.30%, 5.58% and 5.49% for the years ended December 31, 1996, 1995 and 1994, respectively.

   The value of insurance in force is adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized gains or losses that is credited or charged directly to stockholder's equity. Value of insurance in force has decreased by $26.0 million at December 31, 1996, and decreased by $32.5 million at December 31, 1995 for this adjustment.

   Estimated net amortization expense of the value of insurance in force as of December 31, 1996 is as follows (in thousands): 1997 - $14,237; 1998 - $12,206; 1999 - $11,236; 2000 - $10,034; 2001 - $8,582; and thereafter -
$40,506.

   Intangible Assets

   Intangible assets consist of goodwill arising from business combinations accounted for as a purchase. Amortization is provided on a straight-line basis over twenty-five years.

   Separate Account Assets and Liabilities

   The assets and liabilities resulting from variable annuity and variable life policies are segregated in separate accounts. Separate account assets, which are carried at fair value, consist principally of investments in mutual funds. Investment income and changes in asset values are allocated to the policyholders, and therefore, do not affect the operating results of the Company. The Company provides administrative services and bears the mortality risk related to these contracts. As of December 31, 1996 and 1995, Keyport also classified as separate account assets $73.8 million and $72.5 million, respectively, of its investments in certain mutual funds sponsored by affiliates of the Company.

   Policy Liabilities

   Policy liabilities consist of deposits received plus credited interest, less accumulated policyholder charges, assessments, and withdrawals related to deferred annuities and single premium whole life policies. Policy benefits that are charged to expense include benefit claims incurred in the period in excess of related policy account balances.

   Income Taxes

   Keyport Life Insurance Company, Keyport Advisory Services Corporation, and Keyport Financial Services Corp. are included in the consolidated federal income tax return filed by Liberty Mutual. Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes," and are calculated as if the companies filed their own income tax returns. Independence Life is required under tax law to file its own federal income tax return.

   Cash Equivalents

   Short-term investments having an original maturity of three months or less are classified as cash equivalents.

   Recent Accounting Pronouncement

   In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). The relevant provisions of SFAS 125 relating to securities lending, dollar rolls, and other similar secured transactions become effective after December 31, 1997. It is not expected that the adoption of SFAS 125 will have a material effect on the Company's consolidated financial position or results of operations.

   2.  Acquisitions

   On August 9, 1996, Keyport entered into a 100 percent coinsurance agreement for a $954.0 million block of single premium deferred annuities issued by Fidelity & Guaranty Life Insurance Company ("F&G Life"). Under this transaction, the investment risk of the annuity policies was transferred to Keyport. However, F&G Life will continue to administer the policies and will remain contractually liable for the performance of all policy obligations. This transaction increased investments by $923.1 million and value of insurance in force by $30.9 million.

   3.  Investments

   Fixed Maturities

   As of December 31, 1996 and 1995, the Company did not hold any investments in fixed maturities that were classified as held to maturity or trading securities. The amortized cost, gross unrealized gains and losses and fair value of fixed maturity securities are as follows (in thousands):

                                         Gross         Gross
                          Amortized    Unrealized   Unrealized     Fair
                            Cost         Gains        Losses      Value
December 31, 1996
U.S. Treasury securities   $    35,308    $      130   $      (87)  $    35,351
Mortgage backed securities
   of U.S. government
   corporations and
   agencies                  1,666,094        41,401       (8,569)    1,698,926
Obligations of states
   and political
   subdivisions                 23,895           382          (49)       24,228
Debt securities issued
   by foreign governments      246,339        11,718         (554)      257,503
Corporate securities         4,093,473       153,422      (12,298)    4,234,597
Other mortgage backed
   securities                2,413,020        47,596      (23,970)    2,436,646
Asset backed
   securities                1,736,012        15,531       (6,440)    1,745,103
Senior secured loans           286,290           -            -         286,290

  Total fixed maturities   $10,500,431    $  270,180   $  (51,967)  $10,718,644



                                         Gross         Gross
                          Amortized    Unrealized   Unrealized     Fair
                            Cost         Gains        Losses      Value
December 31, 1995
U.S. Treasury securities   $  360,157    $   9,020    $   (209)   $  368,968
Mortgage backed securities
   of U.S. government
   corporations and
   agencies                 1,585,538       58,795      (5,250)    1,639,083
Obligations of states
   and political
   subdivisions                26,688        1,324         -          28,012
Debt securities issued
   by foreign governments      57,446        4,258         -          61,704
Corporate securities        3,479,584      224,332      (7,309)    3,696,607
Other mortgage backed
   securities               1,951,480       66,530     (71,754)    1,946,256
Asset backed securities     1,543,891       29,823      (1,446)    1,572,268
Senior secured loans          223,050          -           -         223,050
  Total fixed maturities   $9,227,834    $ 394,082   $ (85,968)   $9,535,948


   At  December  31,  1996,  gross unrealized gains on  equity  securities, interest rate cap agreements and investments in separate accounts aggregated $29.9 million, and gross unrealized losses aggregated $5.3 million, respectively. At December 31, 1995, gross unrealized gains on equity securities, interest rate cap agreements and investments in separate accounts aggregated $16.9 million, and gross unrealized losses aggregated $9.3 million, respectively.

   Contractual Maturities

   The amortized cost and fair value of fixed maturities by contractual maturity as of December 31, 1996 are as follows (in thousands):


                                         Amortized         Fair
                                           Cost           Value
December 31, 1996
Due in one year or less                  $   487,373    $   489,136
Due after one year through five years      1,522,400      1,559,816
Due after five years through ten years     2,013,432      2,084,939
Due after ten years                          662,100        704,078
                                           4,685,305      4,837,969
Mortgage and asset backed securities       5,815,126      5,880,675
                                         $10,500,431    $10,718,644

   Actual maturities will differ in some cases from those shown above because borrowers may have the right to call or prepay obligations.

Net Investment Income

Net investment income is summarized as follows (in thousands):


Year Ended December 31                         1996        1995        1994
Fixed maturities                            $ 737,372  $ 681,998   $ 635,947
Mortgage loans and other invested assets       11,422     12,881      15,416
Policy loans                                   30,188     28,485      26,295
Equity securities                               4,494      4,807       2,132
Cash and cash equivalents                      36,138     41,643      20,727
    Gross investment income                   819,614    769,814     700,517

Investment expenses                           (12,708)   (10,837)    (10,118)
Amortization of options and interest
    rate caps                                 (16,541)    (3,047)       (824)

     Net investment income                  $ 790,365  $ 755,930   $ 689,575

There were no non-income producing fixed maturity investments as of December 31, 1996 or 1995.

Net Realized Investment Gains (Losses)

   Net realized investment gains (losses) are summarized as follows (in thousands):

                                          1996        1995         1994

Year Ended December 31
Fixed maturities held to maturity:
    Gross gains                           $     -    $    1,306   $   3,493
    Gross losses                                -           (64)       (755)

Fixed maturities available for sale:
    Gross gains                             24,304        8,156       26,043
    Gross losses                           (17,814)     (15,982)     (26,831)

Equity securities                              916        1,279         (845)
Interest rate swaps                             -          (860)         (28)
Other                                         (208)         (13)        (809)
Impairment write-downs                          -            -       (11,514)
Gross realized investment gains (losses)     7,198       (6,178)     (11,246)

Amortization adjustments  of  deferred
    policy acquisition costs and value of
    insurance inforce                       (1,689)       2,220        3,026

Net realized investment gains (losses)    $  5,509     $ (3,958)   $  (8,220)


   Proceeds from sales of fixed maturities available for sale were $1.7 billion, $565.4 million and $927.8 million, for the years ended December 31, 1996, 1995, and 1994, respectively. The sale of fixed maturities held to maturity during 1995 and 1994 relate to certain securities, with amortized cost of $15.0 million and $10.6 million, respectively, which were sold specifically due to a decline in the issuers' credit quality.

   Deferred tax liabilities for the Company's unrealized holding gains and losses, net of adjustments to deferred policy acquisition costs and value of insurance inforce were $39.5 million and $46.2 million at December 31, 1996 and 1995, respectively.

   No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholder's equity at December 31, 1996.

   At December 31, 1996, the Company did not have a material concentration of financial instruments in a single investee, industry or geographic location.

   At December 31, 1996, $987.0 million of fixed maturities were below investment grade.

   4.  Off Balance Sheet Financial Instruments

   The Company's primary objective in acquiring off balance sheet financial instruments is the management of interest rate risk. Interest rate risk results from a mismatch in the timing and amount of invested asset and policyholder liability cash flows. The Company seeks to manage this risk through various asset/liability management strategies such as the setting of renewal rates and by investment portfolio actions designed to address the interest rate sensitivity of asset cash flows in relation to liability cash flows. Portfolio actions used to manage interest rate risk primarily include managing the effective duration of portfolio securities and utilizing interest rate swaps and caps. Outstanding off balance sheet financial instruments, shown in notional amounts along with their carrying value and fair values, are as follows (in thousands):

                                          Assets (Liabilities)
                                          Carrying     Fair    Carrying   Fair
                      Notional Amounts     Value      Value     Value     Value

December 31           1996        1995      1996       1996      1995     1995
Interest rate
  cap agreements  $  450,000  $  450,000  $  6,192  $  1,363  $  8,755 $  1,461
Indexed call
  options                -          -      109,561   109,561     7,785    7,785
Interest rate
  swaps            2,275,000   1,975,000    (8,753)   (8,753)  (64,124) (64,124)

   The interest rate cap agreements, which expire in 1997 through 2000, entitle the Company to receive payments from the counterparties on specified future dates, contingent on future interest rates. For each cap, the amount of such payment, if any, is determined by the excess of a market interest rate over a specified cap rate times the notional amount. The premium paid for the interest rate caps is included in other invested assets and is being amortized over the terms of the agreements and is included in net investment income. Interest rate contracts relating to investments designated as available for sale are adjusted to fair value with the resulting unrealized gains and losses included in stockholder's equity. Fair values for these contracts are based on current settlement values. The current settlement values are based on quoted market prices and brokerage quotes, which utilize pricing models or formulas using current assumptions.

   The Company uses indexed call options for purposes of hedging its equity-indexed products. The call options hedge the interest credited on these 1 and 5 year term products, which is based on the changes in the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). Premiums paid on the call options are amortized to interest expense over the terms of the
underlying  equity-indexed products using the straight line method.   Gains
and losses, if any, resulting from the early termination of the call option are deferred and amortized to interest credited over the remaining term of the underlying equity-indexed products.

   At December 31, 1996 the Company had approximately $73.1 million of unamortized premium in call option contracts. The call options' maturities range from 1997 to 2001. The Company carries its S&P Index call options at market value.

   Deferred losses of $7.9 million and $10.6 million as of December 31, 1996 and 1995, respectively, resulting from terminated interest rate swap agreements are included with the related fixed maturity securities to which the hedge applied and are being amortized over the life of such securities.

   The Company is exposed to potential credit loss in the event of nonperformance by counterparties on interest rate cap agreements and interest rate swaps. Nonperformance is not anticipated and, therefore, no collateral is held or pledged. The credit risk associated with these agreements is minimized by purchasing such agreements from investment-grade counterparties.

   5.  Income Taxes

   Income tax expense is summarized as follows (in thousands):

Year Ended December 31              1996        1995         1994

Current                          $52,369       $37,746      $18,118
Deferred                          (5,147)          585       13,933
                                 $47,222       $38,331      $32,051

   A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows (in thousands):

Year Ended December 31               1996            1995         1994

Expected income tax expense      $ 48,246        $ 37,779       $ 33,347
Increase (decrease) in income
taxes resulting from:
    Nontaxable investment income   (1,216)         (1,737)        (2,099)
    Amortization of goodwill          396             396            396
    Other, net                       (204)          1,893            407
Income tax expense               $ 47,222        $ 38,331       $ 32,051

   The components of deferred federal income taxes are as follows (in thousands):

December 31                                       1996           1995

Deferred tax assets:
    Policy liabilities                          $171,327       $140,971
    Guaranty fund expense                          6,260          7,679
    Deferred gain on interest rate swaps           --               312
    Net operating loss carryforwards               2,667          3,041
    Other                                          3,915          1,039
    Total deferred tax assets                    184,169        153,042

Deferred tax liabilities:
    Deferred policy acquisition costs            (63,076)       (44,468)
    Value of insurance in force and
      intangible assets                          (20,539)        (7,152)
    Excess of book over tax basis of
      investments                               (118,403)      (127,991)
    Separate account asset                        (4,557)        (2,539)
    Deferred loss on interest rate swaps          (2,765)        (3,715)
    Other                                           (576)          --
       Total deferred tax liabilities           (209,916)      (185,865)
           Net deferred tax liability      $     (25,747)    $  (32,823)

   As of December 31, 1996, the Company had approximately $7.6 million of purchased net operating loss carryforwards (relating to the acquisition of Independence Life). Utilization of these net operating loss carryforwards, which expire through 2006, is limited to use against future profits. The Company believes that it is more likely than not that it will realize the benefit of its deferred tax assets.

   Income taxes paid were $46.9 million, $44.7 million and $28.8 million in 1996, 1995 and 1994, respectively.

   6.  Retirement Plans

   Keyport employees and certain employees of Liberty Financial are eligible to participate in the Liberty Financial Companies, Inc. Pension Plan (the "Plan"). It is the Company's practice to fund amounts for the Plan sufficient to meet the minimum requirements of the Employee Retirement Income Security Act of 1974. Additional amounts are contributed from time to time when deemed appropriate by the Company. Under the Plan, all employees are vested after five years of service. Benefits are based on years of service, the employee's average pay for the highest five consecutive years during the last ten years of employment, and the employee's estimated social security retirement benefit. Plan assets consist principally of investments in certain mutual funds sponsored by an affiliated company.

   The Company also has an unfunded non-qualified Supplemental Pension Plan ("Supplemental Plan") collectively with the Plan, (the "Plans"), to replace benefits lost due to limits imposed on Plan benefits under the Internal Revenue Code.

   The following table sets forth the Plans' funded status. Substantially all the Plans' assets are invested in mutual funds sponsored by the Company.


                                                  1996          1995

December 31
(Dollars in thousands)
Actuarial present value of benefit
  obligations:
    Vested benefit obligations                 $ 7,172       $  6,082
    Accumulated benefit obligation             $ 7,963       $  6,915

Projected benefit obligation                   $10,559       $  9,185
Plan assets at fair value                       (6,399)        (5,703)
Projected benefit obligation in excess of
  the Plans' assets                              4,160          3,482
Unrecognized net actuarial loss                 (1,496)        (1,740)
Prior service cost not yet recognized in
net periodic pension cost                         (183)          (206)

Accrued pension cost                           $ 2,481       $   1,536


   The assumptions used to develop the actuarial present value of the projected benefit obligation and the expected long-term rate of return on plan assets are as follows:



Year Ended December 31                       1996         1995         1994

Pension cost includes the following
  components:
Service cost benefits earned during the
  period                                     $  717      $  541       $  532
Interest cost on projected benefit
  obligation                                    725         603          534
Actual return on Plan assets                   (732)       (999)          63
Net amortization and deferred amounts           357         600         (338)
Total net periodic pension cost              $1,067      $  745      $   791

Discount rate                                 7.50%        7.25%        8.25%
Rate of increase in compensation level        5.25%        5.25%        5.25%
Expected long-term rate of return on
  assets                                      8.50%        8.50%        8.50%


   The Company provides various other funded and unfunded defined contribution plans, which include savings and investment plans and supplemental savings plans. For each of the years ended December 31, 1996, 1995 and 1994, expenses related to these defined contribution plans totaled (in thousands) $589.7, $595.0 and $533.5, respectively.

   7. Fair Value of Financial Instruments

   The following discussion outlines the methodologies and assumptions used to determine the fair value of the Company's financial instruments. The aggregate fair value amounts presented herein do not necessarily represent the underlying value of the Company, and accordingly, care should be exercised in deriving conclusions about the Company's business or financial condition based on the fair value information presented herein.

   The following methods and assumptions were used by the Company in determining fair values of financial instruments:

        Fixed maturities and equity securities: Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturities not actively traded, the fair values are determined using values from independent pricing services, or, in the case of private placements, are determined by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the securities. The fair values for equity securities are based on quoted market prices.

        Mortgage   loans:  The  fair  value  of  mortgage  loans   are
     determined by discounting future cash flows to the present at current market rates, using expected prepayment rates.

        Policy loans: The carrying value of policy loans approximates fair value.

        Other invested assets, cash: The carrying value for assets classified as other invested assets and cash in the accompanying balance sheets approximates their fair value.

        Policy liabilities: Deferred annuity contracts are assigned fair value equal to current net surrender value. Annuitized contracts are valued based on the present value of the future cash flows at current pricing rates.

   The   fair  values  and  carrying  values  of  the  Company's  financial instruments are as follows (in thousands):


December 31                        1996                      1995

                            Carrying     Fair         Carrying      Fair
                            Value        Value        Value         Value
Assets:
   Fixed maturity
     securities             $10,718,644  $10,718,644  $ 9,535,948   $ 9,535,948
   Equity securities             35,863       35,863       25,214        25,214
   Mortgage loans                67,005       73,424       74,505        79,697
   Policy loans                 532,793      532,793      498,326       498,326
   Other invested assets        183,622      183,622       10,748        10,748
   Cash and cash
     equivalents                767,385      767,385      777,384       777,384

Liabilities:
  Policy liabilities         11,637,528   11,127,352   10,084,392     9,650,113


   8. Quarterly Financial Data, in thousands (unaudited)


Quarter Ended 1996        March 31      June 30    September 30   December 31
Investment income        $ 187,728     $ 188,334   $ 200,253      $ 214,050
Interest credited to
  policyholders           (138,109)     (136,161)   (146,071)      (152,378)
Investment spread           49,619        52,173      54,182         61,672
Net realized investment
  gains (losses)             2,052        (2,487)        755          5,189
Fee income                   7,769         8,006       9,015          8,744
Pretax income               30,340        29,650      34,575         43,281
Net income                  19,688        19,943      22,289         28,704




Quarter Ended 1995        March 31      June 30    September 30   December 31
Investment income        $ 183,784     $ 189,496   $ 189,652      $ 192,998
Interest credited to
  policyholders           (130,919)     (139,226)   (143,317)      (142,263)
Investment spread           52,865        50,270      46,335         50,735
Net realized investment
  gains (losses)            (5,652)         (719)      1,430            983
Fee income                   7,308         7,919       7,217          7,323
Pretax income               23,348        29,452      28,395         26,746
Net income                  15,370        18,675      18,251         17,314

   9.  Statutory Information

   Keyport is domiciled in Rhode Island and prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Department of Business Regulation of the State of Rhode Island. Statutory surplus differs from stockholder's equity reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, investment reserves and policy liabilities are based on different assumptions, and income tax expense reflects only taxes paid or currently payable. Keyport's statutory surplus and net income are as follows (in thousands):


Year Ended December 31             1996           1995         1994
Statutory surplus             $  567,735     $  535,179     $  546,440
Statutory net income              40,237         38,264         23,385


   10.  Transactions with Affiliated Companies

   The Company reimbursed Liberty Financial and certain affiliates for expenses incurred on its behalf for the years ended December 31, 1996, 1995 and 1994. These reimbursements included corporate, general, and administrative expenses, corporate overhead, such as executive and legal support, and investment management services. The total amounts reimbursed were $7.8 million, $7.6 million and $7.3 million for the years ended
December 31, 1996, 1995 and 1994 , respectively. In addition, certain affiliated companies distribute the Company's products and were paid $6.4 million, $7.6 million and $15.3 million by the Company for the years ended December 31, 1996, 1995, and 1994, respectively.

   Keyport has mortgage notes in the original principal amount of $100.0 million on properties owned by certain indirect subsidiaries of Liberty Mutual. The notes were purchased for their face value. Liberty Mutual has agreed to provide credit support to the obligors under these notes with respect to certain payments of principal and interest thereon. As of December 31, 1996 and 1995, the amounts outstanding were $39.5 million.

      Dividend payments to Liberty Financial from the Company are governed by insurance laws which restrict the maximum amount of dividends that may be paid without prior approval of the Department of Business Regulation of the State of Rhode Island. As of December 31, 1996, the maximum amount of dividends (based on statutory surplus and statutory net gains from operations) which may be paid by Keyport was approximately $42.5 million.

   11. Commitments and Contingencies

   Leases: The Company leases data processing equipment, furniture and certain office facilities from others under operating leases expiring in various years through 2001. Rental expense (in thousands) amounted to $3,213, $3,221 and $3,011 for the years ended December 31, 1996, 1995 and
1994, respectively. For each of the next five years, and in the aggregate, as of December 31, 1996, the following are the minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year (in thousands):

       Year         Payments

       1997       $    2,641
       1998            2,992
       1999            2,815
       2000            2,731
       2001            2,715
                  $   13,894

   Legal Matters: The Company is involved at various times in litigation common to its business. In the opinion of management, provisions made for potential losses are adequate and the resolution of any such litigation is not expected to have a material adverse effect on the Company's financial condition or its results of operations.

   Regulatory Matters: Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. In 1996, 1995 and 1994, Keyport was assessed $10.0 million, $8.1 million, and $7.7 million, respectively. During 1996, 1995 and 1994, Keyport recorded $1.0 million, $2.0 million, and $7.2 million respectively, of provisions for state guaranty fund association expense. At December 31, 1996 and 1995, the reserve for such assessments was $12.9 million and $21.9 million, respectively.

                                                            Schedule I

                       KEYPORT LIFE INSURANCE COMPANY
                          SUMMARY OF INVESTMENTS
                               (in thousands)

                                                   December 31, 1996
                                                                      Balance
                                  Amortized                            Sheet
Type of investment                  Cost        Fair  Value           Amount
Fixed Maturities:
   U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies              $ 1,701,402      $ 1,734,277         $ 1,734,277
   Obligations of states and
     political subdivisions         23,895           24,228              24,228
   Foreign governments             246,339          257,503             257,503
   Corporate and other
     securities                  6,115,775        6,265,990           6,265,990
   Mortgage backed securities    2,413,020        2,436,646           2,436,646
Total fixed maturities          10,500,431       10,718,644          10,718,644

Equity securities:
   Common stocks:
     Industrial, miscellaneous
       and all other                19,412           35,863              35,863
Mortgage loans on real estate1      67,005           73,424              67,005
Policy loans                       532,793          532,793             532,793
Other long term investments        183,622          183,622             183,622

Total investments              $11,303,263      $11,544,346         $11,537,927

   1 Includes mortgage notes relating to certain investment property owned by Liberty Mutual in the amount of $39,500 at December 31, 1996.

                                                            Schedule III
                      KEYPORT LIFE INSURANCE COMPANY
                    SUPPLEMENTARY INSURANCE INFORMATION
                              (in thousands)


                    Three Years Ended December 31, 1996

Column A           Column B     Column C      Column D   Column E      Column F
                   Deferred     Policyholder  Unearned   Policy        Insurance
                   policy       account       premiums   contract      revenues
                   acquisition  balances                 claims
                   costs        and future               and other
                                policy                   policyholders'
                                benefits                 funds
December 31, 1996

Interest sensitive
   products        $250,355   $11,610,418       NA      $27,110       $30,921

December 31, 1995

Interest sensitive
   products        $179,672   $10,063,312       NA      $21,080       $27,926

December 31, 1994

Interest sensitive
   products        $439,232   $ 9,325,987       NA      $18,057       $24,040

Column A           Column G     Column H       Column I      Column J   Column K

                   Net          Interest       Amortization  Other      Premiums
                   investment   credited       of            operating  written
                   income       to             deferred      expenses
                                policyholders  policy
                                and            acquisition
                                policy         costs
                                benefits
                                and
                                claims
December 31, 1996
Interest sensitive
  products          $790,365    $576,196       $60,225       $55,141    NA

December 31, 1995

Interest sensitive
  products          $755,930    $560,173       $58,541       $55,084    NA

December 31, 1994

Interest sensitive
  products          $689,575    $486,764       $52,174       $72,414    NA


                       KEYPORT LIFE INSURANCE COMPANY
                     VALUATION AND QUALIFYING ACCOUNTS

                    Three Years Ended December 31, 1996
                              (in thousands)


                               Balance at                              Balance
                               Beginning                               at End
                               of Year      Additions     Deductions   of Year
Years Ended:
December 31, 1996
  Fixed maturities:
    Investment valuation
      reserve                  $  --       $  --          $  --       $   --
December 31, 1995
  Fixed maturities:
    Investment valuation
     reserve                   $  --       $  --          $  --       $   --
December 31, 1994(1)
  Fixed maturities:
    Investment valuation
      reserve                  $33,516     $  --          $33,516     $   --

   1 Investment valuation reserve balance was eliminated upon adoption of SFAS No. 115 as of January 1, 1994.

                                SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston and the Commonwealth of Massachusetts on March 31, 1997.

                                        Keyport Life Insurance Company


                                        By:  /s/ John W. Rosensteel
                                            ---------------------------
                                             John W. Rosensteel
                                             President and
                                             Chief Executive Officer



   Signature                  Title                         Date

   /s/Kenneth R. Leibler*     Chairman of the Board         March 31, 1997
   Kenneth R. Leibler

   /s/John W. Rosensteel      President and Chief           March 31, 1997
   John W. Rosensteel         Executive Officer

   /s/Paul H. LeFevre, Jr.*   Senior Vice President         March 31, 1997
   Paul H. LeFevre, Jr.       (Principal Financial Officer)

   /s/Jeffery J. Whitehead    Vice President and Treasurer  March 31, 1997
   Jeffery J. Whitehead       (Principal Accounting Officer)

   /s/F. Remington Ballou*    Director                      March 31, 1997
   F. Remington Ballou

   /s/Frederick Lippit*       Director and Assistant        March 31, 1997
   Frederick Lippit           Secretary

   /s/Robert C. Nyman*        Director                      March 31, 1997
   Robert C. Nyman





   * John W. Rosensteel has signed this document on the indicated date on behalf of each of the above mentioned Directors and Officers of the Registrant pursuant to powers of attorney duly executed by such persons and included as part of
Exhibit 24 in the Registration Statement to Form S-1 (file No. 333-1783)filed on or about March 16, 1996.

                           Exhibit Index

Exhibit
Number      Description                                             Page

1           Subsidiaries of the Company                              24

2(a) Articles of Incorporation--Incorporated by Reference to Registration Statement on Form N-4 filed on February 16, 1996 (File No. 333-01043; 811-07543)

2(b)        By-laws--Incorporated by Reference to Registration
            Statement on Form N-4 filed on February 16, 1996
            (File No. 333-01043; 811-07543)

2(c) Powers of Attorney are incorporated by reference to Registration Statement (File No. 333-1783) filed on or about March 16, 1996.

10.1        Coinsurance Agreement by and between Fidelity and        25
            Guaranty Life Insurance Company and Keyport Life
            Insurance Company

                                                          Exhibit I

                  KEYPORT LIFE INSURANCE COMPANY
                    SUBSIDIARIES OF THE COMPANY



Independence Life & Annuity Company
Keyport Advisory Services Corporation
Keyport Financial Services Corp.