Form 10-Q/A
period 1997-03-31
KEYPORT LIFE INSURANCE CO
filed 1997-05-15
CIK 877494

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                March 31, 1997
                                           or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________________________ to _____________

                   Commission file number:  ___333-1783___

                       KEYPORT LIFE INSURANCE COMPANY
           (Exact name of registrant as specified in its charter)

          Massachusetts                           05-0302931
(State of other jurisdiction of incorporation or organization)    (I.R.S.
Employer Identification No.)

125 High Street, Boston, Massachusetts                 02110-2712
(Address of principal executive offices)                    (Zip Code)

                               (617) 526-1400
            (Registrant's telephone number, including area code)

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

     There were 2,412,000 shares of the registrant's Common Stock, $1.25 par value, outstanding as of March 31, 1997.

Exhibit Index - Page 14                                   Page 1 of  15

                       KEYPORT LIFE INSURANCE COMPANY
        QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED MARCH 31, 1997

                              TABLE OF CONTENTS

Part I.   FINANCIAL INFORMATION                                     Page

Item 1.   Financial Statements
          Consolidated Balance Sheet as of March 31, 1997 and
              December 31, 1996                                      3
          Consolidated Income Statement for the Three Months Ended
              March 31, 1997 and 1996                                4
          Consolidated Statement of Cash Flows for the Three Months
              Ended March 31, 1997 and 1996                          5
          Notes to Consolidated Financial Statements                 6-7

Item 2.   Management's Discussion and Analysis of Results
              of Operations and Financial Condition                  8-11

Part II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                           12

Signatures                                                           13

Exhibit Index                                                        14

                         KEYPORT LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEET
                               (in thousands)
                                                       March 31  December 31
                         ASSETS                        1997           1996
                                                       Unaudited
Cash and investments:
 Fixed maturities available for sale (amortized
   cost: 1997 - $10,617,282; 1996 - $10,500,431)   $10,683,719 $10,718,644
 Equity securities, at fair value (cost: 1997 -
   $21,503; 1996 - $19,412)                             37,345      35,863
 Mortgage loans                                         65,308      67,005
 Policy loans                                          538,820     532,793
 Other invested assets                                 216,337     183,622
 Cash and cash equivalents                           1,036,464     767,385
                 Total cash and investments         12,577,993  12,305,312

Accrued investment income                              156,725     146,778
Deferred policy acquisition costs                      321,950     250,355
Value of insurance in force                             85,850      70,819
Intangible assets                                       18,904      19,186
Federal income taxes recoverable                           325         323
Other assets                                            32,184      40,316
Separate account assets                              1,088,891   1,091,468

                Total assets                       $14,282,822 $13,924,557

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
 Policy liabilities                                $11,687,750 $11,637,528
 Current federal income taxes                              531      13,123
 Deferred federal income taxes                          30,948      25,747
 Payable for investments purchased and loaned          517,478     211,234
 Other liabilities                                      39,500      38,476
 Separate account liabilities                        1,037,503   1,017,667
               Total liabilities                    13,313,710  12,943,775

Stockholder's equity:
 Common stock, $1.25 par value; authorized
   8,000 shares; issued and outstanding 2,412 shares     3,015       3,015
 Additional paid-in capital                            505,933     505,933
 Net unrealized investment gains                        30,391      73,599
 Retained earnings                                     429,773     398,235
               Total stockholder's equity              969,112     980,782

 Total liabilities and stockholder's equity        $14,282,822 $13,924,557

                              See accompanying notes

                              KEYPORT LIFE INSURANCE COMPANY
                              CONSOLIDATED INCOME STATEMENT
                                    (in thousands)
                                       Unaudited

                                             Three Months Ended March  31
                                                       March 31
                                                  1997            1996

Investment income                             $  206,515      $  187,728
Interest credited to policyholders               147,313         138,109
Investment spread                                 59,202          49,619
Net realized investment gains                     12,796           2,052
Fee income:
  Surrender charges                                3,536           3,717
  Separate account fees                            3,939           3,463
  Management fees                                    777             589
Total fee income                                   8,252           7,769

Expenses:
  Policy benefits                                 (1,021)         (1,166)
  Operating expenses                             (12,030)        (11,826)
  Amortization of deferred policy
    acquisition costs                            (16,257)        (14,108)
  Amortization of value of insurance in force     (3,237)         (1,718)
  Amortization of intangible assets                 (282)           (282)
Total expenses                                   (32,827)        (29,100)

Income before federal income tax expense          47,423          30,340
Federal income tax expense                       (15,885)        (10,652)

              Net income                      $   31,538      $   19,688

                              See accompanying notes

                              KEYPORT LIFE INSURANCE COMPANY
                            CONSOLIDATEDSTATEMENT OF CASH FLOWS
                                    (in thousands)
                                       Unaudited

                                                       Three Months Ended
                                                            March 31
                                                       1997         1996
Cash flows from operating activities:
  Net income                                       $   31,538    $  19,688
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Interest credited to policyholders               147,313      138,109
     Net realized investment (gains) losses           (12,796)      (2,052)
     Amortization of value of insurance in force
       and intangible assets                            3,519        2,000
     Net amortization on investments                   (8,125)       1,498
     Change in deferred policy acquisition costs         (575)      (1,657)
     Change in current and deferred
       federal income taxes                            15,877       10,649
     Net change in other assets and liabilities           300         (319)
       Net cash provided by operating activities      177,051      167,916

Cash flow from investing activities:
  Investments purchased - available for sale         (746,371)    (544,015)
  Investments sold - available for sale               265,621       92,655
  Investments matured - available for sale            450,492      300,557
  Increase in policy loans                             (6,027)      (4,191)
  Decrease in mortgage loans                            1,697        1,731
       Net cash used in investing activities          (34,588)    (153,263)

Cash flows from financing activities:
  Withdrawals from policyholder accounts             (299,445)    (252,851)
  Deposits to policyholder accounts                   202,354      218,922
  Securities lending                                  223,707      198,014
       Net cash provided by financing activities      126,616      164,355

Change in cash and cash equivalents                   269,079      179,008
Cash and cash equivalents at beginning of year        767,385      777,384
Cash and cash equivalents at end of year           $1,036,464    $ 956,392

                         See accompanying notes

                             KEYPORT LIFE INSURANCE COMPANY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        Unaudited

1.  General

The accompanying unaudited consolidated financial statements of Keyport Life Insurance Company (the Company) include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosures in these financial statements are adequate to present fairly the information contained herein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1996 Form 10-K. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

The following table summarizes the Company's investments in fixed maturities available for sale as of March 31, 1997 (in thousands):

                                            Gross       Gross
                              Amortized   Unrealized  Unrealized    Fair
                                 Cost       Gains       Losses      Value
U.S. Treasury securities     $    35,277  $    103  $    (724) $    34,656
Mortgage backed securities of
  U.S. government agencies
   corporations                1,641,540    27,954    (18,104)   1,651,390
Obligations of states and
  political subdivisions          41,161       200       (241)      41,120
Debt securities issued by
  foreign governments            177,136     5,747     (1,120)     181,763
Corporate securities           4,325,682    97,568    (42,092)   4,381,158
Other mortgage backed
  securities                   2,350,271    43,929    (35,559)   2,358,641
Asset backed securities        1,776,254     7,273    (18,497)   1,765,030
Senior secured loans             269,961       -         -         269,961
     Total fixed maturities
       available for sale    $10,617,282  $182,774  $(116,337) $10,683,719

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Net income was $31.5 million in the first quarter of 1997 compared to $19.7 million in the first quarter of 1996. The improvement of $11.8 million in the first quarter of 1997 compared to the first quarter of 1996 resulted from higher investment spread, higher fee income and higher net realized investment gains. Partially offsetting these items were increased amortization of deferred policy acquisition costs and value of insurance inforce, and higher income tax expense.

Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited to policyholder balances. Investment spread was $59.2 million in the first quarter of 1997 compared to $49.6 million in the first quarter of 1996. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. Such investment spread percentage was 1.85% in the first quarter of 1997 compared to 1.77% in the first quarter of 1996. Assuming a constant interest rate environment, the Company anticipates that the investment spread percentage in 1997 will be comparable to 1996.

Investment income was $206.5 million in the first quarter of 1997 compared to $187.7 million in the first quarter of 1996. The increase of $18.8 million in 1997 compared to 1996 primarily relates to a $27.4 million increase as a result of the higher level of average invested assets, partially offset by an $8.6 million decrease resulting from a lower average investment yield. The average investment yield was 6.89% in the first quarter of 1997 compared to 7.22% in the first quarter of 1996.

Interest credited to policyholders totaled $147.3 million in the first quarter of 1997 compared to $138.1 million in the first quarter of 1996. The increase of $9.2 million in 1997 compared to 1996 primarily relates to a $19.5 million increase as a result of a higher level of average policyholder balances, partially offset by a $10.3 million decrease resulting from a lower average interest credited rate. Policyholder balances averaged $11.7 billion in the first quarter of 1997 compared to $10.1 billion for the first quarter of 1996. The average interest credited rate was 5.04% for the first quarter of 1997 compared to 5.45% in the first quarter of 1996.

Average investments (computed without giving effect to SFAS 115), including a portion of the Company's cash and cash equivalents, were $12.0 billion in the first quarter of 1997 compared to $10.4 billion in the first quarter of 1996. The increase of $1.6 billion in the first quarter of 1997 compared to 1996 primarily relates to the $0.9 billion coinsurance agreement entered into with Fidelity & Guaranty Life Insurance during the third quarter of 1996 (the "F&G Life transaction"), and the investment of portfolio earnings for the twelve months ended March 31, 1997 of $0.8 billion.

Net realized investment gains were $12.8 million in the first quarter of 1997 compared to $2.1 million in the first quarter of 1996. The net realized investment gains in 1997 included gains on the sales of fixed maturity investments of $7.2 million and gains on sales of other invested assets in separate account mutual funds sponsored by the Company of $5.6 million. These sales were made to maximize total return. The net realized investment gains in 1996 were attributable to sales of the Company's fixed maturity investments which were made to maximize total return.

Surrender charges are revenues earned on the early withdrawal of fixed, indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $3.5 million in the first quarter of 1997 compared to $3.7 million in the first quarter of 1996.

On an annualized basis, total fixed, equity-indexed and variable annuity withdrawals represented 11.2% and 9.8% of the total average annuity policyholder and separate account balances for the first quarter of 1997 and 1996, respectively. The increase in withdrawals in 1997 was primarily attributable to surrenders of annuities acquired in the F&G Life transaction; excluding these surrenders, the withdrawal percentage in 1997 was 9.4%.

Separate account fees are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These fees, which are based on the market values of the assets supporting the contracts in separate accounts, were $3.9 million in the first quarter of 1997 compared to $3.5 million in the first quarter of 1996. Such fees represented 1.5% of average variable annuity and variable life separate account balances in the first quarter of 1997 and 1996.

Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the levels of assets under management, which are affected by product sales and redemptions and changes in the market values of the investments managed. Management fees were $0.8 million in the first quarter of 1997 compared to $0.6 million in the first quarter of 1996. The increase of $0.2 million in 1997 compared to 1996 primarily reflects a higher level of average assets under management.

Operating expenses primarily represent compensation and other general and administrative expenses. These expenses were $12.0 million in the first quarter of 1997 compared to $11.8 million in the first quarter of 1996. The increase in 1997 compared to 1996 was primarily due to higher compensation.

Amortization of deferred policy acquisition costs was $16.3 million in the first quarter of 1997 compared to $14.1 million in the first quarter of 1996. The increase in amortization in 1997 compared to 1996 was primarily due to the growth of business in force associated with fixed, equity-indexed and variable annuity sales. Amortization expense represented 0.62% and 0.64%, on an annualized basis, of the total average policyholder and separate account balances in 1997 and 1996, respectively.

Amortization of value of insurance in force totaled $3.2 million in the first quarter of 1997 compared to $1.7 million in the first quarter of 1996. The increase in amortization in 1997 compared to 1996 was primarily due to $1.5 million of amortization relating to the F&G Life transaction.

Federal income tax expense was $16.3 million or 34.3% of pretax income in the first quarter of 1997 compared to $10.7 million, or 35.0% of pretax income for the first quarter of 1996.

Financial Condition

Stockholder's Equity as of March 31, 1997 was $969.1 million compared to $980.8 million as of December 31, 1996. The decrease in stockholder's equity was due to a $43.2 million decrease in net unrealized gains, partially offset by $31.5 million of net income for the period.

The Company's total investments at March 31, 1997 reflected net unrealized gains of $78.3 million. At December 31, 1996, such net unrealized investment gains were $229.8 million. The decrease in net unrealized gains in 1997 principally reflects higher market interest rates at March 31, 1997.

Approximately $10.4 billion, or 97.2%, of the fixed maturity investments at March 31, 1997, was rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC"). At March 31, 1997, the carrying value of investments in below investment grade securities totaled $991.5 million, or 7.9% of total cash and investments of $12.6 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade securities.

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

The Company conducts its investment operations to closely match the duration of the assets in its investment portfolio to its policyholder balances. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its policyholder balances by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges to encourage persistency, discourage withdrawals and make the cost of its policyholder balances more predictable. Approximately 85.0% of the Company's fixed annuity policyholder balances were subject to surrender charges at March 31, 1997.

As part of its asset-liability management discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its policyholder balances under a variety of possible future interest rate scenarios. At March 31, 1997 the effective duration of the Company's fixed maturities investments (including certain cash and cash equivalents) was approximately 2.8 years.

As a component of its investment strategy, the Company utilizes interest rate swap agreements ("swap agreements") to match assets more closely to liabilities. Swap agreements are agreements to exchange with counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balan ce (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest rates earned on longer-term fixed rate assets with interest rates credited to policyholders. At March 31, 1997, the Company had 41 outstanding swap agreements with an aggregate notional principal amount of $2.3 billion. These agreements mature in various years through 2001. The Company uses indexed call options for purposes of hedging its equity-indexed products. At March 31, 1997, the Company had call options with a fair value of $131.2 million.

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

Liquidity

The Company's liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses and policy acquisition costs, and the purchase of investments. The Company generates cash from net investment income, annuity premiums and deposits, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At March 31, 1997, $9.2 billion of the Company's total investments, including short-term investments, are considered readily marketable.

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

Regulatory authorities permit dividend payments from the Company to Liberty Financial up to the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. As of March 31, 1997, the Company could pay dividends of up to $42.5 million without the approval of the Department of Business Regulation of the State of Rhode Island.

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

Effects of Inflation

Inflation has not had a material effect on the Company's consolidated results of operations. The Company manages its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the fair value of the Company's fixed maturity portfolio increases or decreases in inverse relationship with fluctuations in interest rates, and the Company's net investment income increases or decreases in direct relationship with interest rate changes. For instance, if interest rates decline the Company's fixed maturity investments generally will increase in fair value, while net investment income will decrease as fixed maturity investments mature or are sold and the proceeds are reinvested at reduced rates. However, inflation may result in increased operating expenses that may not be readily recoverable in the prices of the services charged by the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit

       #27  Financial Data Schedule - page 15

(b)  Reports on Form 8-K

       There were no reports filed on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              KEYPORT LIFE INSURANCE COMPANY


                              _________/s/ Jeff Whitehead__________

                              Jeff Whitehead
                              Vice President and Treasurer
                              (Duly Authorized Officer and
                              Chief Accounting Officer)





Date:  May 08, 1997

Exhibit Index



Exhibit No.    Description                                       Page

       27      Financial Data Schedule                             15