Form 10-Q
period 1997-06-30
KEYPORT LIFE INSURANCE CO
filed 1997-08-13
CIK 877494

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                               June 30, 1997
                                    or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ______________________ to _________________

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

There were 2,412,000 shares of the registrant's Common Stock, $1.25 par value, outstanding as of June 30, 1997.



  Exhibit Index - Page 15                                   Page 1 of 16




                      KEYPORT LIFE INSURANCE COMPANY
       QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED JUNE 30, 1997


TABLE OF CONTENTS

Part I.   FINANCIAL INFORMATION
Page

Item 1.  Financial Statements

Consolidated Balance Sheet as of June 30, 1997 and December 31, 1996     3

Consolidated Income Statement for the Six Months Ended June 30,
   1997 and 1996                                                         4

Consolidated Statement of Cash Flows for the Six Months Ended June
   30, 1997 and 1996                                                     5

Notes to Consolidated Financial Statements                             6-7

Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition                         8-12

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              13

Signatures                                                             14

Exhibit Index                                                          15


                      KEYPORT LIFE INSURANCE COMPANY

                        CONSOLIDATED BALANCE SHEET
                              (in thousands)

                                                 June 30    December 31
            ASSETS                                 1997          1996
                                                        Unaudited
Cash and investments:
  Fixed maturities available for sale
   (amortized cost:  1997 - $10,835,138;
   1996 - $10,500,431)                         $  11,051,372  $  10,718,644
  Equity securities, at fair value (cost:
   1997 - $21,503; 1996 - $19,412)                    40,848         35,863
  Mortgage loans                                      63,631         67,005
  Policy loans                                       546,630        532,793
  Other invested assets                              330,084        183,622
  Cash and cash equivalents                        1,214,950        767,385
          Total cash and investments              13,247,515     12,305,312

Accrued investment income                            163,010        146,778
Deferred policy acquisition costs                    253,264        250,355
Value of insurance in force                           65,715         70,819
Intangible assets                                     18,622         19,186
Federal income tax recoverable                           327            323
Other assets                                          17,273         40,316
Separate account assets                            1,171,054      1,091,468

                Total assets                   $  14,936,780  $  13,924,557

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

  Policy liabilities                           $  11,941,972  $  11,637,528

  Current federal income taxes                           135         13,123
  Deferred federal income taxes                       57,038         25,747
  Payable for investments purchased and loaned       738,498        211,234
  Other liabilities                                   42,941         38,476
  Separate account liabilities                     1,117,593      1,017,667
               Total liabilities                  13,898,177     12,943,775

Stockholder's equity:
  Common stock, $1.25 par value; authorized
   8,000 shares; issued and outstanding
     2,412 shares                                      3,015          3,015

  Additional paid-in capital                         505,933        505,933
  Net unrealized investment gains                     73,787         73,599
  Retained earnings                                  455,868        398,235
               Total stockholder's equity          1,038,603        980,782

   Total liabilities and stockholder's equity  $  14,936,780  $  13,924,557

                          See accompanying notes



                      KEYPORT LIFE INSURANCE COMPANY

                       CONSOLIDATED INCOME STATEMENT
                              (in thousands)
                                 Unaudited

                                  Three Months Ended      Six Months Ended
                                      June 30                June 30
                                  1997        1996        1997      1996

Investment income               $210,655   $188,334    $417,170   $376,062
Interest credited to
    policyholders                147,224    136,161     294,537    274,270

Investment spread                 63,431     52,173     122,633    101,792

Net realized investment gains      2,669     (2,488)     15,465       (436)
Fee income:
         Surrender charges         3,765      3,788       7,301      7,505

         Separate account fees     4,010      3,574       7,949      7,037
         Management fees             803        644       1,580      1,233
Total fee income                   8,578      8,006      16,830     15,775

Expenses:
     Policy benefits              (1,133)      (821)     (2,154)    (1,987)
     Operating expenses          (12,036)   (10,223)    (24,066)   (22,049)
     Amortization of deferred
       policy acquisition costs  (19,483)   (14,865)    (35,740)   (28,973)
     Amortization of value of
       insurance in force         (1,830)    (1,850)     (5,067)    (3,568)
     Amortization of
       intangible assets            (282)      (282)       (564)      (564)
Total expenses                   (34,764)   (28,042)    (67,591)   (57,141)

Income before federal income
    taxes                         39,914     29,650      87,337     59,990
Federal income tax expense       (13,819)    (9,707)    (29,704)   (20,359)

                    Net income  $ 26,095   $ 19,943    $ 57,633   $ 39,631

                      KEYPORT LIFE INSURANCE COMPANY

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (in thousands)
                                 Unaudited

                                                      Six Months Ended
                                                           June 30
                                                      1997         1996
Cash flows from operating activities:
  Net income                                     $   57,633     $   39,631
  Adjustments to reconcile net income to
   net cash provided by operating activities:
      Interest credited to policyholders            294,537        274,270
      Net realized investment (gains) losses        (15,465)           436
      Amortization of value of insurance in
         force and intangible assets                  5,631          4,132
      Net amortization on investments                16,252          2,159
      Change in deferred policy acquisition costs    (5,152)        (9,830)
      Change in current and deferred federal
         income taxes                                18,201          7,830
      Net change in other assets and liabilities     11,631           (160)
         Net cash provided by operating activities  383,268        318,468

Cash flows from investing activities:
  Investments purchased - available for sale     (2,225,298)    (1,315,854)
  Investments sold - available for sale             975,742        478,675
  Investments matured - available for sale          969,714        679,987
  Increase in policy loans                          (13,837)       (13,535)
  Decrease in mortgage loans                          3,374          3,984
         Net cash used in investing activities     (290,305)      (166,743)

Cash flows from financing activities:
  Withdrawals from policyholder accounts           (631,770)      (548,205)
     Deposits to policyholder accounts              507,605        572,084
     Securities lending                             478,767         90,176
         Net cash provided by financing activities  354,602        114,055

Change in cash and cash equivalents                 447,565        265,780
Cash and cash equivalents at beginning of period    767,385        777,384
Cash and cash equivalents at end of period       $1,214,950   $  1,043,164


1.   General

     The accompanying unaudited consolidated financial statements of Keyport Life Insurance Company (the Company) include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1996 Form 10-K. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts in the accompanying unaudited consolidated income statement have been reclassified to conform to the current period presentation.

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


3.   Other Financial Instruments

     As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap ("swap agreements") and interest rate cap agreements ("cap agreements") to match assets more closely to liabilities. Swap agreements are agreements to exchange with counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest rates earned on longer-term fixed rate assets with interest rates credited to policyholders. The Company had 43 outstanding swap agreements with an aggregate notional principal amount of $2.4 billion and 39 outstanding swap agreements with an aggregate notional principal amount $2.3 billion, as of June 30, 1997 and December 31, 1996, respectively.

     Cap agreements are agreements with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had interest rate cap agreements with an aggregate notional amount of $450.0 million as of June 30, 1997 and December 31, 1996, respectively.

     With respect to the Company's equity-indexed annuity, the Company buys call options on the Standard & Poor's 500 Composite Stock Price Index ("S&P 500 Index") to hedge its obligations to provide returns based upon this index. The Company had call options with a book value of $241.3 million and $109.6 million as of June 30, 1997 and December 31, 1996, respectively.

     Hedge accounting is applied after the Company determines that the items to be hedged expose it to interest rate or price risk, designates the instruments as hedges, and assesses whether the instruments reduce the indicated risks through the measurement of changes in the value of the instruments and the items being hedged at both inception and throughout the hedge period. From time to time, interest rate swap agreements, cap agreements and indexed call options are terminated. If the terminated position was accounted for as a hedge, realized gains or losses are amortized over the remaining lives of the hedged assets or liabilities. Conversely, if the terminated position was not accounted for as a hedge, or the assets and liabilities that were hedged no longer exist, the position is "marked to market", and realized gains or losses are immediately recognized in income.

     The net differential to be paid or received on interest rate swap agreements is recognized as a component of net investment income. Premiums paid for interest rate cap agreements are deferred and amortized to net investment income on a straight-line basis over the terms of the agreements. The unamortized premium is included in other invested assets. Amounts earned on interest rate cap agreements are recorded as an adjustment to net investment income. Interest rate cap agreements and swap agreements hedging investments designated as available for sale are adjusted to fair value with the resulting unrealized gains and losses included in stockholder's equity.

     Premiums paid on indexed call options are amortized to net investment income over the terms of the contracts. The call options are included in other invested assets and are carried at amortized cost plus intrinsic value, if any, of the call options as of the valuation date. Changes in intrinsic value of the call options are recorded as an adjustment to interest credited to policyholders.

     There are risks associated with some of the techniques the Company uses to match its assets and liabilities. The primary risk associated with swap, cap and call option agreements is the risk associated with counterparty nonperformance. The Company believes that the counterparties to its swap and call option agreements are financially responsible and that the counterparty risk associated with these transactions is minimal.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

     Net income was $26.1 million for the second quarter of 1997 compared to $19.9 million for the second quarter of 1996. For the first six months of 1997, net income was $57.6 million compared to $39.6 million for the first six months of 1996. These increases resulted from higher investment spread and higher fee income. In addition, the six month 1997 period included higher net realized investment gains. The second quarter of 1997 included net realized investment gains of $2.7 million compared to net realized investment losses of $2.5 million for the second quarter of 1996. Partially offsetting these items were increased amortization of deferred policy acquisition costs and federal income tax expense.

     Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited to policyholder balances. Investment spread was $63.4 million for the second quarter of 1997 compared to $52.2 million for the second quarter of 1996. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. Such investment spread percentage was 1.93% for the second quarter of 1997 compared to 1.84% for the second quarter of 1996. For the first six months of 1997, investment spread was $122.6 million compared to $101.8 million for the first six months of 1996. The investment spread percentage was 1.89% for the first six months of 1997 compared to 1.80% for the first six months of 1996.

     Investment income was $210.7 million for the second quarter of 1997 compared to $188.3 million for the second quarter of 1996. The increase of $22.4 million in 1997 compared to 1996 primarily relates to a $28.0 million increase as a result of the higher level of average invested assets, partially offset by an $5.6 million decrease resulting from a lower average investment yield. The average investment yield was 6.92% for the second quarter of 1997 compared to 7.13% for the second quarter of 1996. For the first six months of 1997, investment income was $417.2 million compared to $376.1 million for the first six months of 1996. The increase of $41.1 million for the first six months of 1997 compared to the first six months of 1996 primarily relates to a $55.3 million increase as a result of the higher level of average invested assets, partially offset by a $14.2 million decrease resulting from a lower average investment yield.
The average investment yield was 6.90% for the first six months of 1997 compared to 7.17% for the first six months of 1996.

     Interest credited to policyholders totaled $147.2 million for the second quarter of 1997 compared to $136.2 million for the second quarter of 1996. The increase of $11.0 million in 1997 compared to 1996 primarily relates to an $18.8 million increase as a result of a higher level of average policyholder balances, partially offset by a $7.8 million decrease resulting from a lower average interest credited rate. Policyholder balances averaged $11.8 billion for the second quarter of 1997 compared to $10.3 billion for the second quarter of 1996. The average interest credited rate was 4.99% for the second quarter of 1997 compared to 5.29% for the second quarter of 1996. For the first six months of 1997, interest credited to policyholders totaled $294.5 million compared to $274.3 million for the first six months of 1996. The increase of $20.2 million for the first six months of 1997 compared to the first six months of 1996 primarily relates to a $38.4 million increase as a result of a higher level of average policyholder balances, partially offset by a $18.2 million decrease resulting from a lower average interest credited rate. Policyholder balances averaged $11.7 billion for the first six months of 1997 compared to $10.2 billion for the first six months of 1996. The average interest credited rate was 5.01% in 1997 compared to 5.37% in 1996.

     Average investments (computed without giving effect to SFAS 115), including a portion of the Company's cash and cash equivalents, were $12.2 billion for the second quarter of 1997 compared to $10.6 billion for the second quarter of 1996. For the first six months of 1997, such average investments were $12.1 billion compared to $10.5 billion for the first six months of 1996. These increases primarily relate to a 100 percent coinsurance agreement with respect to a $954.0 million block of single premium deferred annuities ("SPDAs") entered into with Fidelity & Guaranty Life Insurance Company ("F&G Life") during the third quarter of 1996 and the investment of portfolio earnings for the twelve months ended June 30, 1997 of $0.8 billion. Under the F&G Life transaction, the investment risk of the policies was transferred to the Company, while F&G Life continues to administer the policies.

     Net realized investment gains were $2.7 million for the second quarter of 1997 compared to net realized investment losses of $2.5 million for the second quarter of 1996. For the first six months of 1997, net realized investment gains were $15.5 million compared to net realized investment losses of $0.4 million for the first six months of 1996. Sales of fixed maturity investments generally are made to maximize total return. The net realized investment gains in 1997 included gains on the sales of fixed maturity investments of $8.1 million and gains on redemption of seed money investments in separate account mutual funds sponsored by the Company of $7.4 million. The net realized investment losses in 1996 were attributable to sales of fixed maturity investments.

     Surrender charges are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $3.8 million for the second quarter of 1997 and 1996. For the first six months of 1997, surrender charges were $7.3 million compared to $7.5 million for the first six months of 1996.

     On an annualized basis, total fixed, equity-indexed and variable annuity withdrawals represented 10.9% and 10.8% of the total average annuity policyholder and separate account balances for the second quarter of 1997 and 1996, respectively, and 11.0% and 10.3% of the total average policyholder and separate account balances for the first six months of 1997 and 1996, respectively. The increase in withdrawals in 1997 was primarily attributable to surrenders of annuities acquired in the F&G Life transaction; excluding these surrenders, the withdrawal percentage for the first six months of 1997 would have been 9.6%.

     Separate account fees are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These fees, which are based on the market values of the assets supporting the contracts in separate accounts, were $4.0 million for the second quarter of 1997 compared to $3.6 million for the second quarter of 1996. Such fees represented 1.5% of average variable annuity and variable life separate account balances for the second quarter of 1997 and 1996. For the first six months of 1997, separate account fees were $7.9 million compared to $7.0 million in first six months of 1996. These fees represented 1.5% of average variable annuity and variable life separate account balances for the first six months of 1997 and 1996.

     Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the levels of assets under management, which are affected by product sales and redemptions and changes in the market values of the investments managed. Management fees were $0.8 million for the second quarter of 1997 compared to $0.6 million for the second quarter of 1996. The increase of $0.2 million in 1997 compared to 1996 primarily reflects a higher level of average assets under management. For the first six months of 1997, management fees were $1.6 million compared to $1.2 million in 1996. The increase of $0.4 million in 1997 compared to 1996 primarily reflects a higher level of average assets under management

     Operating expenses primarily represent compensation and other general and administrative expenses. These expenses were $12.0 million for the second quarter of 1997 compared to $10.2 million for the second quarter of 1996. For the first six months of 1997, operating expenses were $24.1 million compared to $22.0 million for the first six months of 1996. The increase in 1997 compared to 1996 was primarily due to higher employee related expenses.

     Amortization of deferred policy acquisition costs relates to the costs of acquiring new business which vary with, and are primarily related to, the production of new annuity business. Such costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization was $19.5 million for the second quarter of 1997 compared to $14.9 million for the second quarter of 1996. Amortization of deferred policy acquisition costs was $35.7 million for the six months ended June 30, 1997 compared to $29.0 million for the six months ended June 30, 1996. The increase in amortization in 1997 compared to 1996 was primarily related to the increase in investment spread from the growth of business in force associated with fixed, equity-indexed and variable annuity products. Amortization expense represented 30.7% and 28.5% of investment spread for the second quarter of 1997 and 1996, respectively. For the first six months of 1997 and 1996, the corresponding percentages were 29.1% and 28.5%, respectively.

     Amortization of value of insurance in force relates to the actuarially-determined present value of projected future gross profits from policies in force at the date of acquisition. Amortization totaled $1.8 million for the second quarter of 1997 compared to $1.9 million for the second quarter of 1996. The second quarter of 1997 included increased amortization of $1.5 million related to the F&G Life transaction offset by decreased amortization related to a change in mortality assumptions. Amortization of value of insurance in force totaled $5.1 million for the six months ended June 30, 1997 compared to $3.6 million for the six months ended June 30, 1996. The first six months of 1997 included increased amortization of $3.0 million related to the F&G Life transaction partially offset by decreased amortization related to a change in mortality assumptions.

     Federal income tax expense was $13.8 million or 34.6% of pretax income for the second quarter of 1997 compared to $9.7 million, or 32.7% of pretax income for the second quarter of 1996. For the first six months of 1997, federal income tax expense was $29.7 million or 34.0% of pretax income, compared to $20.4 million or 33.9% of pretax income for the first six months of 1996.

Financial Condition

     Stockholder's equity as of June 30, 1997 was $1.04 billion compared to $0.98 billion as of December 31, 1996. The increase in stockholder's equity was due to a $0.2 million increase in net unrealized gains and $57.6 million of net income for the period.

     The Company's total investments at June 30, 1997 reflected net unrealized gains of $231.3 million. At December 31, 1996, such net unrealized investment gains were $229.8 million.

     Approximately $10.7 billion, or 97.1%, of the fixed maturity investments at June 30, 1997, was rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners. At June 30, 1997, the carrying value of investments in below investment grade securities totaled $1.0 billion, or 7.7% of total cash and investments of $13.2 billion compared to $1.0 billion, or 8.0% of total cash and investments of $12.3 billion at December 31, 1996. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade securities.

Management of the Company's Investments

     Asset-liability management is utilized by the Company to minimize the risks of interest rate fluctuations and policyholder withdrawals. The Company believes that its fixed and equity-indexed policyholder balances should be backed by investments, principally comprised of fixed maturities, that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rates, the slope of the yield curve and the excess at which fixed maturities are priced over the yield curve. Its portfolio strategy is designed to achieve acceptable risk-adjusted returns by effectively managing portfolio liquidity and credit quality.

     The Company conducts its investment operations to closely match the duration of the assets in its investment portfolio to its policyholder balances. The Company seeks to achieve an acceptable spread between what it earns on its assets and interest credited on its policyholder balances by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges to encourage persistency and make the cost of its policyholder balances more predictable. Approximately 85.9% of the Company's fixed annuity policyholder balances were subject to surrender charges at June 30, 1997 compared to 85.4% at December 31, 1996.

     As part of its asset-liability management discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the interest credited on its policyholder balances under a variety of possible future interest rate scenarios. At June 30, 1997 and December 31, 1996, the effective duration of the Company's fixed maturities investments (including certain cash and cash equivalents) was approximately 2.8 years.

     As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap and interest rate cap agreements to match assets more closely to liabilities. Swap agreements are agreements to exchange with counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest rates earned on longer-term fixed-rate assets with interest credited to policyholders. The Company had 43 outstanding swap agreements with an aggregate notional principal amount of $2.4 billion and 39 outstanding swap agreements and with an aggregate notional principal amount $2.3 billion, as of June 30, 1997 and December 31, 1996, respectively.

     Cap agreements are agreements with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had interest rate cap agreements with an aggregate notional amount of $450.0 million as of June 30, 1997 and December 31, 1996, respectively.

     With respect to the Company's equity-indexed annuity, the Company buys call options on the S&P 500 Index to hedge its obligations provide returns based upon this index. The Company had call options with a book value of $241.3 million and $109.6 million as of June 30, 1997 and December 31, 1996, respectively.

     There are risks associated with some of the techniques the Company uses to match its assets and liabilities. The primary risk associated with swap, cap and call option agreements is counterparty nonperformance. The Company believes that the counterparties to its swap and call option agreements are financially responsible and that the counterparty risk associated with these transactions is minimal

     The Company routinely reviews its portfolio of investment securities. The Company identifies monthly any investments that require additional monitoring, and carefully reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports and other externally generated information concerning the creditor's affairs. In the case of publicly traded fixed maturity investments, management also considers market value quotations, if available.

Liquidity

     The Company's liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses and policy acquisition costs, and the purchase of investments. The Company generates cash from annuity premiums and deposits, net investment income, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At June 30, 1997, $10.0 billion, or 75.2%, of the Company's general account investments are considered readily marketable.

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

     Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to Liberty Financial, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of June 30, 1997, the amount of dividends that the Company could pay without such approval was $42.5 million.

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

Effects of Inflation

     Inflation has not had a material effect on the Company's consolidated results of operations to date. The Company manages its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the fair value of the Company's fixed maturity portfolio increases or decreases in inverse relationship with fluctuations in interest rates, and the Company's net investment income increases or decreases in direct relationship with interest rate changes. For example, if interest rates decline the Company's fixed maturity investments generally will increase in fair value, while net investment income will decrease as fixed maturity investments mature or are sold and the proceeds are reinvested at reduced rates. However, inflation may result in increased operating expenses that may not be readily recoverable in the prices of the services charged by the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit

       #27  Financial Data Schedule - page 15

(b)  Reports on Form 8-K

       There were no reports filed on Form 8-K during the quarter ended June 30, 1997.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              KEYPORT LIFE INSURANCE COMPANY


                              _________/s/ Bernhard M. Koch_________
                              Bernhard M. Koch
                              (Duly Authorized Officer and Chief Financial
                               Officer)


                              _________/s/ Jeffery J.Whitehead_______
                              Jeffery J. Whitehead
                              (Duly Authorized Officer and Chief Accounting
                               Officer)





Date:  August 14, 1997
Exhibit Index



Exhibit No.    Description                                       Page

    27         Financial Data Schedule                            16