Form 10-Q
period 1997-09-30
KEYPORT LIFE INSURANCE CO
filed 1997-11-13
CIK 877494

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         September 30, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ____________________ to ____________________

            Commission file numbers:  ___333-01783, 333-13609___

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

     There were 2,412,000 shares of the registrant's Common Stock, $1.25 par value, outstanding as of September 30, 1997.


Exhibit Index - Page 16                                        Page 1 of  17
                       KEYPORT LIFE INSURANCE COMPANY
      QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 1997


                                TABLE OF CONTENTS


Part I.   FINANCIAL INFORMATION                                 Page

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30,
          1997 and December 31, 1996                             3

          Consolidated Income Statements for the Three
          Months and Nine Months Ended September 30, 1997
          and 1996                                               4

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1997 and 1996          5

          Notes to Consolidated Financial Statements             6-7

Item 2.   Management's Discussion and Analysis of Results
          of Operations and Financial Condition                  8-13


Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                       14

Signatures                                                       15

Exhibit Index       1                                            16
                       KEYPORT LIFE INSURANCE COMPANY

                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                                September 30    December 31
                                 ASSETS            1997            1996
                                                (Unaudited)
Cash and investments:
  Fixed maturities available for sale
    (amortized cost: 1997 - $10,898,398;
     1996 - $10,500,431)                      $  11,207,337   $  10,718,644
  Equity securities, at fair value
    (cost: 1997 - $20,703; 1996 - $19,412)           43,224          35,863
  Mortgage loans                                     62,402          67,005
  Policy loans                                      547,824         532,793
  Other invested assets                             420,953         183,622
  Cash and cash equivalents                       1,144,333         767,385
           Total cash and investments            13,426,073      12,305,312

Accrued investment income                           162,518         146,778
Deferred policy acquisition costs                   211,675         250,355
Value of insurance in force                          52,037          70,819
Intangible assets                                    18,340          19,186
Due from affiliates                                  35,290             -
Other assets                                         38,362          40,639
Separate account assets                           1,261,980       1,091,468
           Total assets                       $  15,206,275   $  13,924,557


                    LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

  Policy liabilities                          $  12,071,895   $  11,637,528
  Current federal income taxes                       27,353          13,123
  Deferred federal income taxes                      91,679          25,747
  Payable for investments purchased and loaned      675,149         211,234
  Other liabilities                                  37,644          38,476
  Separate account liabilities                    1,212,473       1,017,667
           Total liabilities                     14,116,193      12,943,775

Stockholder's equity:
  Common stock, $1.25 par value; authorized
    8,000 shares; issued and outstanding 2,412
      shares                                          3,015           3,015
  Additional paid-in capital                        505,933         505,933
  Net unrealized investment gains                    98,887          73,599
  Retained earnings                                 482,247         398,235
           Total stockholder's equity             1,090,082         980,782

 Total liabilities and stockholder's equity   $  15,206,275   $  13,924,557

                           See accompanying notes
                       KEYPORT LIFE INSURANCE COMPANY

                       CONSOLIDATED INCOME STATEMENTS
                               (in thousands)
                                 (Unaudited)


                           Three Months Ended        Nine Months Ended
                             September 30               September 30
                            1997        1996         1997        1996

Investment income       $ 210,365    $ 200,253    $ 627,535   $ 576,315
Interest credited to
  policyholders           150,875      146,071      445,412     420,341
Investment spread          59,490       54,182      182,123     155,974
Net realized investment
  gains                     4,951          755       20,417         319
Fee income:
    Surrender charges       4,180        3,423       11,481      10,929
    Separate account fees   4,774        4,982       12,723      12,018
    Management fees           887          610        2,467       1,843
Total fee income            9,841        9,015       26,671      24,790

Expenses:
  Policy benefits            (920)        (741)      (3,075)     (2,728)
  Operating expenses      (12,740)     (10,480)     (36,805)    (32,529)
  Amortization of
    deferred policy
      acquisition costs   (18,273)     (15,467)     (54,013)    (44,440)
  Amortization of value
    of insurance in force  (2,191)      (2,407)      (7,258)     (5,975)
  Amortization of
    intangible assets        (282)        (282)        (846)       (846)
Total expenses            (34,406)     (29,377)    (101,997)    (86,518)

Income before federal
    income taxes expense   39,876       34,575      127,214      94,565
Federal income tax
  expense                (13,499)      (12,286)     (43,202)    (32,645)

         Net income     $ 26,377     $  22,289    $  84,012   $  61,920



                           See accompanying notes
                       KEYPORT LIFE INSURANCE COMPANY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)


                                                  Nine Months Ended
                                                    September 30
                                                  1997           1996
Cash flows from operating activities:
  Net income                                 $    84,012   $    61,920
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Interest credited to policyholders         445,412       420,341
      Net realized investment gains              (20,417)         (319)
      Amortization of value of insurance
        in force and intangible assets             8,104         6,821
      Net amortization on investments             21,983        15,550
      Change in deferred policy acquisition
        costs                                    (10,346)      (16,427)
      Change in current and deferred federal
        income taxes                              31,582        15,385
      Net change in other assets and liabilities (16,695)      (45,476)
         Net cash provided by operating
           activities                            543,635       457,795

Cash flows from investing activities:
  Investments purchased - available for sale  (3,006,409)   (3,116,451)
  Investments sold - available for sale        1,414,198       760,455
  Investments matured - available for sale     1,230,537       927,439
  Increase in policy loans                       (15,031)      (22,950)
  Decrease in mortgage loans                       4,603         6,028
  Acquisition of value of insurance in force         -         (31,335)
         Net cash used in investing activities  (372,102)   (1,476,814)

Cash flows from financing activities:
  Withdrawals from policyholder accounts        (948,879)     (807,478)
  Deposits to policyholder accounts              738,427     1,849,683
  Securities lending                             415,867       194,932
         Net cash provided by financing
           activities                            205,415     1,237,137

Change in cash and cash equivalents              376,948       218,118
Cash and cash equivalents at beginning
   of period                                     767,385       777,384
Cash and cash equivalents at end of period   $ 1,144,333    $  995,502


                           See accompanying notes
                       KEYPORT LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.   General

     The accompanying unaudited consolidated financial statements of Keyport Life Insurance Company (the Company) include all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1996 Form 10-K. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts in the accompanying unaudited consolidated income statement have been reclassified to conform to the current period presentation.

2.   Investments

       The Company's general investment policy is to hold fixed maturity assets for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and enable appropriate tax planning, the Company classifies its entire fixed maturities investments as "available for sale" which are carried at estimated fair value.

3.   Other Financial Instruments

     As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap ("swap agreements") and interest rate cap agreements ("cap agreements") to match assets more closely to liabilities. Swap agreements are agreements to exchange with counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest rates earned on longer-term fixed rate assets with interest rates credited to policyholders. The Company had 45 outstanding swap agreements with an aggregate notional principal amount of $2.6 billion and 39 outstanding swap agreements with an aggregate notional principal amount $2.3 billion, as of September 30, 1997 and December 31, 1996, respectively.

      Cap agreements are agreements with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had interest rate cap agreements

                       KEYPORT LIFE INSURANCE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
                                 (Unaudited)



with an aggregate notional amount of $450.0 million as of September 30, 1997 and December 31, 1996, respectively.

      With respect to the Company's equity-indexed annuity, the Company buys call options on the Standard & Poor's 500 Composite Stock Price Index ("S&P 500 Index") to hedge its obligations to provide returns based upon this index. The Company had call options with a book value of $321.5 million and $109.6 million as of September 30, 1997 and December 31, 1996, respectively.

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


                       KEYPORT LIFE INSURANCE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
                                 (Unaudited)






4.   Recent Accounting Proposal

     In August 1997, the Financial Accounting Standards Board issued a draft of an accounting standard entitled "Accounting for Derivative Instruments and for Hedging Activities." This accounting standard, if adopted in the form in which it was issued, would require companies to report derivatives on the balance sheet at fair value with changes in fair value recorded in income or equity. The accounting standard would also change the accounting for derivatives used in hedging strategies from traditional deferral accounting to a current recognition approach which could impact a company's income statement and balance sheet and expand the definition of a derivative instrument. Management expects that this accounting standard, in whatever form, will not be effective until 1999. The Company is evaluating the impact of the proposed accounting standard.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

    Net income was $26.4 million for the third quarter of 1997 compared to $22.3 million for the third quarter of 1996. For the first nine months of 1997, net income was $84.0 million compared to $61.9 million for the first nine months of 1996. These increases resulted from higher investment spread, higher fee income and higher net realized investment gains. Partially offsetting these items were increased amortization of deferred policy acquisition costs and federal income tax expense.

  Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited to policyholder balances. Investment spread was $59.5 million for the third quarter of 1997 compared to $54.2 million for the third quarter of 1996. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. Such investment spread percentage was 1.75% for the third quarter of 1997 compared to 1.79% for the third quarter of 1996. For the first nine months of 1997, investment spread was $182.1 million compared to $156.0 million for the first nine months of 1996. The investment spread percentage was 1.84% for the first nine months of 1997 compared to 1.80% for the first nine months of 1996.

 Investment income was $210.4 million for the third quarter of 1997 compared to $200.3 million for the third quarter of 1996. The increase of $10.1 million in 1997 compared to 1996 primarily relates to a $19.7 million increase as a result of the higher level of average invested assets, partially offset by a $9.6 million decrease resulting from a lower average investment yield. The third quarter of 1997 included $13.6 million of S&P 500 Index call option amortization expense compared to $4.3 million for the third quarter of 1996. The average investment yield was 6.77% for the third quarter of 1997 compared to 7.11% for the third quarter of 1996. For the first nine months of 1997, investment income was $627.5 million compared to $576.3 million for the first nine months of 1996. The increase of $51.2 million for the first nine months of 1997 compared to the first nine months of 1996 primarily relates to a $73.2 million increase as a result of the higher level of average invested assets, partially offset by a $22.0 million decrease resulting from a lower average investment yield. The first nine months of 1997 included $31.2 million of S&P 500 Index call option amortization expense compared to $7.8 million for the first nine months of 1996. The average investment yield was 6.86% for the first nine months of 1997 compared to 7.13% for the first nine months of 1996.

  Interest credited to policyholders totaled $150.9 million for the third quarter of 1997 compared to $146.1 million for the third quarter of 1996. The increase of $4.8 million in 1997 compared to 1996 primarily relates to a $12.9 million increase as a result of a higher level of average policyholder balances, partially offset by an $8.1 million decrease resulting from a lower average interest credited rate. Policyholder balances averaged $12.0 billion (including $10.7 billion of fixed annuities and $1.3 billion of equity-indexed annuities) for the third quarter of 1997 compared to $11.0 billion (including $10.5 billion of fixed annuities and $0.5 billion of equity-indexed annuities) for the third quarter of 1996. The average interest credited rate was 5.02% (5.52% on fixed annuities and 0.85% on equity-indexed annuities) for the third quarter of 1997 compared to 5.31% (5.53% on fixed annuities and 0.85% on equity-indexed annuities) for the third quarter of 1996. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 60% to 95%) of the change in value of the S&P 500 Index. The Company's equity-indexed annuities also provide a full guarantee of principal plus interest at 0.85% annually. For each of the periods presented, the interest credited to equity-indexed policyholders related to the participation rate was offset by investment income recognized on the S&P 500 Index call options, resulting in an 0.85% net credited rate. For the first nine months of 1997, interest credited to policyholders totaled $445.4 million compared to $420.3 million for the first nine months of 1996. The increase of $25.1 million for the first nine months of 1997 compared to the first nine months of 1996 primarily relates to a $50.0 million increase as a result of a higher level of average policyholder balances, partially offset by a $24.9 million decrease resulting from a lower average interest credited rate. Policyholder balances averaged $11.8 billion (including $10.7 billion of fixed annuities and $1.1 billion of equity-indexed annuities) for the first nine months of 1997 compared to $10.5 billion (including $10.2 billion of fixed annuities and $0.3 billion of equity-indexed annuities) for the first nine months of 1996. The average interest credited rate was 5.02% (5.44% on fixed annuities and 0.85% on equity-indexed annuities) for the first nine months of 1997 compared to 5.33% (5.47% on fixed annuities and 0.85% on equity-indexed annuities) for the first nine months of 1996.

 Average investments (computed without giving effect to SFAS 115), including a portion of the Company's cash and cash equivalents, were $12.4 billion for the third quarter of 1997 compared to $11.3 billion for the third quarter of 1996. For the first nine months of 1997, such average investments were $12.2 billion compared to $10.8 billion for the first nine months of 1996. These increases primarily relate to a 100 percent coinsurance agreement with respect to a $954.0 million block of single premium deferred annuities ("SPDAs") entered into with Fidelity & Guaranty Life Insurance Company ("F&G Life") during the third quarter of 1996. Under the F&G Life transaction, the investment risk of the policies was transferred to the Company, while F&G Life continues to administer the policies.

  Net realized investment gains were $5.0 million for the third quarter of 1997 compared to $0.8 million for the third quarter of 1996. For the first nine months of 1997, net realized investment gains were $20.4 million compared to $0.3 million for the first nine months of 1996. Sales of fixed maturity investments generally are made to maximize total return. The net realized investment gains in 1997 included gains on the sales of fixed maturity investments of $12.7 million and gains on redemption of seed money investments in separate account mutual funds sponsored by the Company of $7.7 million. The net realized investment gains in 1996 were attributable to sales of fixed maturity investments.

   Surrender charges are revenues earned on the early withdrawal of annuity policyholder balances. Surrender charges on fixed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $4.2 million for the third quarter of 1997 compared to $3.4 for the third quarter of 1996. For the first nine months of 1997, surrender charges were $11.5 million compared to $10.9 million for the first nine months of 1996.

  On an annualized basis, annuity withdrawals represented 10.9% and 11.6% of the total average annuity policyholder and separate account balances for the third quarter of 1997 and 1996, respectively, and 11.0% and 10.7% of the total average annuity policyholder and separate account balances for the first nine months of 1997 and 1996, respectively. The increase in withdrawals in 1997 was primarily attributable to surrenders of annuities acquired in the F&G Life transaction; excluding these surrenders, the withdrawal percentage for the first nine months of 1997 would have been 9.9%.

 Separate account fees are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These fees, which are based on the market values of the assets supporting the contracts in separate accounts, were $4.8 million for the third quarter of 1997 compared to $5.0 million for the third quarter of 1996. Such fees represented 1.6% of average variable annuity and variable life separate account balances for the third quarter of 1997 compared to 2.1% for the third quarter of 1996. For the first nine months of 1997, separate account fees were $12.7 million compared to $12.0 million for the first nine months of 1996. These fees represented 1.6% of average variable annuity and variable life separate account balances for the first nine months of 1997 compared to 1.7% for the first nine months of 1996.

  Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the levels of assets under management, which are affected by product sales and redemptions and changes in the market values of the investments managed. Management fees were $0.9 million for the third quarter of 1997 compared to $0.6 million for the third quarter of 1996. The increase of $0.3 million in 1997 compared to 1996 primarily reflects a higher level of average assets under management. For the first nine months of 1997, management fees were $2.5 million compared to $1.8 million in 1996. The increase of $0.7 million in 1997 compared to 1996 primarily reflects a higher level of average assets under management.

  Operating expenses primarily represent compensation and other general and administrative expenses. These expenses were $12.8 million for the third quarter of 1997 compared to $10.5 million for the third quarter of 1996. For the first nine months of 1997, operating expenses were $36.8 million compared to $32.5 million for the first nine months of 1996. The increase in 1997 compared to 1996 was primarily due to higher employee related expenses.

   Amortization of deferred policy acquisition costs relates to the costs of acquiring new business which vary with, and are primarily related to, the production of new annuity business. Such costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization was $18.3 million for the third quarter of 1997 compared to $15.5 million for the third quarter of 1996. Amortization of deferred policy acquisition costs was $54.0million for the nine months ended September 30, 1997 compared to $44.4 million for the nine months ended September 30, 1996. The increase in amortization in 1997 compared to 1996 was primarily related to the increase in investment spread from the growth of business in force associated with fixed and equity-indexed products and the increased sales of variable annuity products. Amortization expense represented 30.7% and 28.6% of investment spread for the third quarter of 1997 and 1996, respectively. For the first nine months of 1997 and 1996, the corresponding percentages were 29.7% and 28.5%, respectively.

   Amortization of value of insurance in force relates to the actuarially-determined present value of projected future gross profits from policies in force at the date of acquisition. Amortization totaled $2.2 million for the third quarter of 1997 compared to $2.4 million for the third quarter of 1996. The third quarter of 1997 included increased amortization of $1.1 million related to the F&G Life transaction offset by decreased amortization related to a change in mortality assumptions. Amortization of value of insurance in force totaled $7.3 million for the nine months ended September 30, 1997 compared to $6.0 million for the nine months ended September 30, 1996. The first nine months of 1997 included increased amortization of $4.2 million related to the F&G Life transaction partially offset by decreased amortization related to a change in mortality assumptions.

  Federal income tax expense was $13.5 million or 33.9% of pretax income for the third quarter of 1997 compared to $12.3 million, or 35.5% of pretax income for the third quarter of 1996. For the first nine months of 1997, federal income tax expense was $43.2 million or 34.0% of pretax income, compared to $32.6 million or 34.5% of pretax income for the first nine months of 1996.

  Effective July 18, 1997, due to changes in ownership of the Company's parent, the Company is no longer included in the consolidated federal income tax return of Liberty Mutual Insurance Company. The Company does not expect this change to have a material effect on its financial condition or results from operations. It is expected that the Company will file a separate federal income tax return until the Company is eligible to file a consolidated federal income tax return with Liberty Financial in 2003.

Financial Condition

 Stockholder's equity as of September 30, 1997 was $1.09 billion compared to $0.98 billion as of December 31, 1996. The increase in stockholder's equity was due to a $25.3 million increase in net unrealized gains and $84.0 million of net income for the period.

  The Company's total investments at September 30, 1997 reflected net unrealized gains of $327.5 million. At December 31, 1996, such net unrealized investment gains were $229.8 million.

  Approximately $10.8 billion, or 96.7% of the fixed maturity investments at September 30, 1997, were rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners. At September 30, 1997, the carrying value of investments in below investment grade securities totaled $1.0 billion, or 7.7% of total cash and investments of $13.4 billion compared to $1.0 billion, or 8.0% of total cash and investments of $12.3 billion at December 31, 1996. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade securities.

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

  The Company conducts its investment operations to closely match the duration of the assets in its investment portfolio to its policyholder balances. The Company seeks to achieve an acceptable spread between what it earns on its assets and interest credited on its policyholder balances by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges to encourage persistency and make the cost of its policyholder balances more predictable. Approximately 85.7% of the Company's fixed annuity policyholder balances were subject to surrender charges at September 30, 1997 compared to 85.4% at December 31, 1996.

  As part of its asset-liability management discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the interest credited on its policyholder balances under a variety of possible future interest rate scenarios. At September 30, 1997 and December 31, 1996, the effective duration of the Company's fixed maturities investments (including certain cash and cash equivalents) was approximately 2.8. Effective duration is a common measure for the price sensitivity of a fixed-income portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio when interest rates change by 100 basis points. This measure includes the impact of estimated changes in portfolio cash flows from features, such as prepayments and bond calls.

  As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap and interest rate cap agreements to match assets more closely to liabilities. Swap agreements are agreements to exchange with counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest rates earned on longer-term fixed-rate assets with interest credited to policyholders. The Company had 45 outstanding swap agreements with an aggregate notional principal amount of $2.6 billion and 39 outstanding swap agreements and with an aggregate notional principal amount $2.3 billion, as of September 30, 1997 and December 31, 1996, respectively.

 Cap agreements are agreements with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had interest rate cap agreements with an aggregate notional amount of $450.0 million as of September 30, 1997 and December 31, 1996, respectively.

 With respect to the Company's equity-indexed annuity, the Company buys call options on the S&P 500 Index to hedge its obligations provide returns based upon this index. The Company had call options with a book value of $321.5 million and $109.6 million as of September 30, 1997 and December 31, 1996, respectively.

  There are risks associated with some of the techniques the Company uses to match its assets and liabilities. The primary risk associated with swap, cap and call option agreements is counterparty nonperformance. The Company believes that the counterparties to its swap and call option agreements are financially responsible and that the counterparty risk associated with these transactions is minimal. In addition, swap agreements have interest rate risk and call options have stock market risk. However, the swap agreements hedge fixed-rate assets; the Company expects that any interest rate movements that adversely affect the market value of swap agreements would be offset by changes in the market values of such fixed rate assets.
Similarly, the call options hedge the Company's obligations to provide returns on equity-indexed annuities based upon the S&P 500 Index, and the Company believes that any stock market movements that adversely affect the market value of S&P call options would be substantially offset by a reduction in policyholder liabilities. However, there can be no assurance that these hedges will be effective in offsetting the potentially adverse effects of changes in S&P 500 Index levels. The Company's profitability could be adversely affected if the value of its S&P 500 call options increase less than (or decrease more than) the value of the guarantees made to equity-indexed policyholders.

  The Company routinely reviews its portfolio of investment securities. The Company identifies monthly any investments that require additional monitoring, and carefully reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. There were no non-income producing investments in the
Company's fixed maturity portfolio at September 30, 1997 or December 30, 1996. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports and other externally generated information concerning the creditor's affairs. In the case of publicly traded fixed maturity investments, management also considers market value quotations, if available.

Liquidity

  The Company's liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses and policy acquisition costs, and the purchase of investments. The Company generates cash from annuity premiums and deposits, net investment income, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At September 30, 1997, $10.1 billion, or 75.4%, of the Company's general account investments are considered readily marketable.

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

  Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to Liberty Financial, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of September 30, 1997, the amount of dividends that the Company could pay without such approval was $42.5 million.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit

     #27  Financial Data Schedule - page 16

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended September 30, 1997.




                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     KEYPORT LIFE INSURANCE COMPANY


     ___________________________________
     Bernhard M. Koch
    (Duly Authorized Officer and Chief Financial Officer)


     ____________________________________
     Jeffery J. Whitehead
    (Duly Authorized Officer and Chief Accounting Officer)





Date:  November 13, 1997









                                Exhibit Index



Exhibit No. Description        Page

       27  Financial Data Schedule        17