Form 10-K
period 1997-12-31
KEYPORT LIFE INSURANCE CO
filed 1998-03-27
CIK 877494

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                            ___________________

                                 FORM 10-K
         /x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the Fiscal Year Ended December 31, 1997
                                    OR
       / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               Commission File Numbers 33-3630 and 333-1783

                      KEYPORT LIFE INSURANCE COMPANY
          (Exact name of registrant as specified in its charter)

     Rhode Island                               05-0302931
(State of incorporation)             (I.R.S. Employer Identification No.)

        125 High Street
       Boston, Massachusetts                        02110-2712
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (617) 526-1400

Securities registered pursuant to Section 12(b) of the Act:

  Title of each Class            Name of each exchange on which registered
Common Stock, Par Value                                None
$1.25 per share


Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
There were 2,412,000 shares of the registrant's Common Stock, $1.25 par value, outstanding as of February 27, 1998.


                      KEYPORT LIFE INSURANCE COMPANY
    ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 1997


                             TABLE OF CONTENTS

Part I                                                             Page
Item 1.  Business                                                     1
Item 2.  Properties                                                   7
Item 3.  Legal Proceedings                                            8
Item 4.  Submission of Matters to a Vote of Security Holders          8


Part II
Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters                                     10
Item 6.  Selected Financial Data                                     10
Item 7.  Management's Discussion and Analysis of Results of
             Operations and Financial Condition                      10
Item 7A. Quantitative and Qualitative Disclosures About
             Market Risk                                             16
Item 8.  Consolidated Financial Statements and Supplementary Data    16
Item 9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                  17


Part III
Item 10.  Directors and Executive Officers of the Registrant         17
Item 11.  Executive Compensation                                     17
Item 12.  Security Ownership of Certain Beneficial Owners
              and Management                                         21
Item 13.  Certain Relationships and Related Transactions             21


Part IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                            22



                                  PART I


Item 1. Business

General

Keyport Life Insurance Company ("Keyport") is a specialty insurance company providing a diversified line of fixed, indexed and variable annuity products designed to serve the growing retirement savings market. These annuity products are sold through a wide ranging network of banks, agents and securities dealers. Keyport seeks to (i) maintain its presence in the fixed annuity market while expanding its sales of variable and equity-indexed annuities, (ii) achieve a broader market presence through the use of diversified distribution channels and (iii) maintain a conservative approach to investment and liability management.

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

Keyport's wholly owned insurance subsidiaries are Independence Life and Annuity Company ("Independence Life") and American Benefit Life Insurance Company, to be renamed Keyport Benefit Life Insurance Company ("Keyport Benefit"), on or about April 1, 1998. Other wholly owned subsidiaries are Liberty Advisory Services Corporation, an investment advisory company, and Keyport Financial Services Corp., a broker-dealer (collectively the "Company").

The Company is an indirect wholly owned subsidiary of Liberty Financial Companies, Inc. ("Liberty Financial") which is a publicly traded holding company. Liberty Financial is an indirect majority owned subsidiary of Liberty Mutual Insurance Company ("Liberty"), a multi-line insurance company.

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

Keyport's executive and administrative offices are located at 125 High Street, Boston Massachusetts 02110, and its home office is at 695 George Washington Highway, Lincoln, Rhode Island 02865.

Products

The Company (primarily Keyport) sells a full range of retirement-oriented insurance products, grouped by whether they provide fixed, indexed or variable returns to policyholders. Annuities offer a tax-favored means of accumulating savings for retirement needs and provide a tax-efficient source of income in the payout period. The Company earns spread income from fixed and indexed annuities; variable annuities primarily produce fee income for the Company. The Company's primary financial objectives are to increase policyholder balances through new sales and asset retention and to earn required investment spreads on its fixed and indexed-return products.

Fixed Annuities. The Company's principal fixed annuity products are single premium deferred annuities ("SPDAs"). A SPDA policyholder typically makes a single premium payment at the time of issuance. The Company obligates itself to credit interest to the policyholder's account at a rate that is guaranteed for an initial term (typically one year) and is reset annually thereafter, subject to a guaranteed minimum rate. Interest crediting continues until the policy is surrendered or the policyholder retires or turns age 90.

Equity-Indexed Annuities. Equity-indexed annuities are an innovative product first introduced to the marketplace in 1995 by the Company when it began selling its KeyIndex product. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 60% to 95%) of the change in value of a specified equity index. KeyIndex is currently offered for one, five and seven-year terms with interest earnings based on a percentage of the increase in the Standard & Poor's 500 Composite Stock Price Index ("S&P 500 Index") ("S&P", "S&P 500", and "Standard & Poor's" are trademarkes of The McGraw Hill Companies, Inc. and have been licensed for use by the Company). With the five and seven-year terms, the interest earnings are based on the highest policy anniversary date value of the S&P 500 Index during the term. KeyIndex also provides a guarantee of principal at the end of the term. Thus, unlike a direct equity investment, even if the S&P 500 Index declines, there is no market risk to the policyholder's principal. In late 1996, the Company introduced a market value adjusted ("MVA") annuity product, KeySelect, which offers a choice between an equity-indexed account similar to KeyIndex and a fixed annuity type interest account. KeySelect offers terms for each equity-indexed account of one, three, five, six and seven years, as well as a ten-year term for the fixed interest account. KeySelect shifts some investment risk to the policyholder, since surrender of the policy before the end of the product term will result in increased or decreased account values based on the change in rates of designated U.S. Treasury securities since the beginning of the term. The Company is continuing to develop new versions of the equity-indexed annuities, including versions registered under the Securities Act which are designed to be sold through major national brokerage firms.

Variable Annuities. Variable annuities offer a selection of underlying investment alternatives which may satisfy a variety of policyholder risk/return objectives. Under variable annuities, the policyholder has the opportunity to select separate account investment options (consisting of underlying mutual funds) which pass the investment risk directly to the policyholder in return for the potential of higher returns. Variable annuities also include guaranteed fixed interest options. The Company's Keyport Advisor variable annuity currently offers 18 separate account investment choices and four guaranteed fixed interest options.

While the Company currently does not offer traditional life insurance products, it manages a closed block of single premium whole life insurance policies ("SPWLs"), a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of SPWLs in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $2.0 billion as of December 31, 1997.

Under the Internal Revenue Code, returns credited on annuities and life insurance policies during the accumulation period (the period during which interest or other returns are credited) are not subject to federal or state income tax. Proceeds payable on death from a life insurance policy are also free from such taxes. At the maturity or payment date of an annuity policy, the policyholder is entitled to receive the original deposit plus accumulated returns. The policyholder may elect to take this amount in either a lump sum or an annuitized series of payments over time. The return component of such payments is taxed at the time of receipt as ordinary income at the recipient's then applicable tax rate. The demand for the Company's retirement-oriented insurance products could be adversely affected by changes in this tax treatment.

The Company's mix of annuity products is designed to include products in demand under a variety of economic and market conditions. Sales of SPDAs tend to be sensitive to prevailing interest rates. Sales can be expected to increase and surrenders to decrease in interest rate environments when SPDA rates are higher than rates offered by competing conservative fixed return investments, such as bank certificates of deposit. SPDA sales can be expected to decline and surrenders to increase in interest rate environments when this differential in rates is not present (as is the case at the date of the filing of this Report). SPDA sales also can be adversely affected by low interest rates (as is the case at the date of this Report).

The following table sets forth certain information regarding the Company's retirement-oriented insurance business for the periods indicated.

                                             As of or for the Year Ended
                                                     December 31,
                                         1997         1996         1995
                                 (dollars in thousands, except policy data)

Policy and Separate
  Account Liabilities:
Fixed annuities...................$  8,416,544  $  8,641,423  $  7,771,661
Indexed annuities.................   1,527,489       787,848        83,916
Variable annuities................   1,276,606     1,083,494       949,938
Life insurance....................   2,129,395     2,142,430     2,167,968
Total.............................$ 13,350,034  $ 12,655,195  $ 10,973,483

Number of In Force Policies:
Fixed annuities....................... 222,903       236,574       224,238
Indexed annuities...................... 39,224        24,174         2,778
Variable annuities..................... 27,429        25,177        25,037
Life insurance....................      24,921        26,850        28,489
Total.............................     314,477       312,775       280,542

Average In Force
  Policy Amount:
Fixed annuities ..................$     37,710  $     36,479  $     34,611
Indexed annuities................ $     38,943  $     32,591  $     30,207
Variable annuities............... $     46,542  $     43,035  $     37,941
Life insurance................... $     83,709  $     79,207  $     75,728

Premiums (statutory basis):
Fixed annuities.................. $    426,052  $    492,603  $    977,182
Indexed annuities ...............      523,685       655,214        83,971
Variable annuities...............      172,688        97,357        80,382
Life insurance....................      (1,255)         (447)         (554)
Total............................ $  1,121,170  $  1,244,727  $   1,140,981

New Contracts and Policies:
Fixed annuities....................     13,744        11,358         30,043
Indexed annuities..................     16,076        21,396          2,778
Variable annuities.................      4,333         1,814          1,789
Total..............................     34,153        34,568         34,610

Aggregate Amount Subject to
  Surrender Charges:
Fixed annuities.................. $  6,982,210  $  7,371,492  $   6,903,524
Indexed annuities................ $  1,527,489  $    787,848  $      83,916

Withdrawals and Terminations
  (statutory basis):
Fixed annuities:
Death............................ $     60,268  $     24,650  $      14,966
Maturity......................... $    109,614  $     87,433  $      75,858
Surrender........................ $    999,913  $    966,023  $     692,560

Indexed annuities:
Death............................ $      3,744  $        147          --
Maturity......................... $         10         --             --
Surrender........................ $     19,453  $      3,025  $          50

Variable annuities:
Death............................ $      3,831  $      1,762  $         426
Maturity......................... $     27,507  $     21,287  $      14,008
Surrender........................ $    104,569  $     76,725  $      92,187

Life Insurance:
Death............................ $     65,593  $     53,292  $      53,788
Surrender........................ $     96,230  $     98,189  $      95,332

Surrender Rates :
Fixed annuities..................       11.74%        11.79%          9.34%
Indexed annuities................        1.68%         0.69%          0.12%
Variable annuities...............        8.86%         7.55%         10.46%
Life insurance...................        4.57%         4.58%          4.36%

Sales and Asset Retention
Product sales are influenced primarily by overall market conditions impacting the attractiveness of the Company's retirement-oriented insurance products, and by product features, including interest crediting and participation rates, and innovations and services that distinguish the Company's products from those of its competitors.

The Company's insurance products include important features designed to promote both sales and asset retention, including crediting rates and surrender charges. Initial interest crediting and participation rates on fixed and indexed products significantly influence the sale of new policies. Resetting of rates on SPDAs impacts retention of SPDA assets, particularly on policies where surrender penalties have expired. At December 31, 1997, crediting rates on 95.0% of the Company's in force SPDA policy liabilities were subject to reset during the succeeding 12 months. In setting crediting and participation rates, the Company takes into account yield characteristics on its investment portfolio, surrender rate assumptions and competitive industry pricing. Interest crediting rates on the Company's in force SPDAs ranged from 4.30% to 7.94% at December 31, 1997. Such policies had guaranteed minimum rates ranging from 3.0% to 5.5% as of such date. Initial interest crediting rates on new policies issued in 1997 ranged from 4.60% to 7.94%. Guaranteed minimum rates on new policies issued during 1997 ranged from 3.0% to 5.5%.

All of the Company's annuities permit the policyholder at anytime to withdraw all or part of the accumulated policy value. Premature termination of an annuity policy results in the loss by the Company of anticipated future earnings related to the premium deposit and the accelerated recognition of the expenses related to policy acquisition (principally commissions), which otherwise are deferred and amortized over the life of the policy. Surrender charges provide a measure of protection against premature withdrawal of policy values. Substantially all of the Company's insurance products currently are issued with surrender charges or similar penalties. Such surrender charges for all policies, except KeyIndex, typically start at 7% of the policy premium and then decline to zero over a five to seven year period KeyIndex imposes a penalty on surrender of up to 10% of the premium deposit for the life of the policy. At December 31, 1997, 83.0% of the Company's SPDAs remained in the surrender charge period. Surrender charges generally do not apply to withdrawals by policyowners of, depending on the policy, either up to 10% per year of the then accumulated value or the accumulated returns. In addition, certain policies may provide for charge-free withdrawals in certain circumstances and at certain times. All policies except for certain variable annuities are also subject to "free look" risk (the legal right of a policyholder to cancel the policy and receive back the premium deposit, without interest, for a period ranging from ten days to one year, depending upon the policy). To the extent a policyholder exercises the "free look" option, the Company may realize a loss as a result of any investment losses on the underlying assets during the free look period, as well as the commissions paid on the sale of the policy. While SPWLs also permit withdrawal, it generally would produce significant adverse tax consequences to the policyholder.

Keyport's strong financial ratings are important to its ability to accumulate and retain assets. Keyport is rated "A+" (Superior) by A.M. Best, "AA" (excellent financial security) by Standard & Poor's ("S&P"), "A1" (good financial strength) by Moody's and "AA-" (very high claims paying ability) by Duff & Phelps. "A+" is A.M. Best's second highest rating. S&P raised Keyport's rating from "AA-" to "AA" in February, 1998. These ratings reflect the opinion of the rating agency as to the relative financial strength of Keyport and Keyport's ability to meet its contractual obligations to its policyholders. Such ratings are not "market" ratings or recommendations to use or invest in Keyport and should not be relied upon when making a decision to invest in the Company. Many financial institutions and broker-dealers focus on the claims-paying ability of an insurer in determining whether to market the insurer's annuities. If any of Keyport's ratings were downgraded from their current levels or if the ratings of Keyport's competitors improved and Keyport's did not, sales of Keyport's products, the level of surrenders on existing policies and the Company's relationships with distributors could be materially adversely affected. No assurances can be given that Keyport will be able to maintain its financial ratings.

Customer  service  is essential to asset accumulation and  retention.   The
Company believes it has a reputation for excellent service to its distributors and its policyholders. The Company has developed advanced technology systems for immediate response to customer inquiries, and rapid processing of policy issuance and commission payments (often at the point of sale). These systems also play an important role in controlling costs. Keyport's operating expense ratio for 1997 was 0.40% of assets, which reflects Keyport's low cost operations.

General Account Investments

Premium deposits on fixed and equity-indexed annuities are credited to the Company's general account investments (which at December 31, 1997 totaled $13.5 billion). To maintain its investment spreads at acceptable levels, the Company must earn returns on its general account sufficiently in excess of the fixed or indexed returns credited to policyholders. The key element of this investment process is asset/liability management. Successful asset/liability management requires both a quantitative assessment of overall policy liabilities (including maturities, surrenders and crediting of interest) and prudent investment of general account assets. The two most important tools in managing policy liabilities are setting crediting rates and establishing surrender periods. The investment process requires portfolio techniques that earn acceptable yields while effectively managing both interest rate risk and credit risk. The Company emphasizes a conservative approach to asset/liability management, which is oriented toward reducing downside risk in adverse markets, as opposed to maximizing spread in favorable markets. The approach is also designed to reduce earnings volatility. Various factors can impact the Company's investment spread, including changes in interest rates and other factors affecting the Company's general account investments.

The bulk of the Company's general account investments are invested in fixed maturity securities (83.3% at December 31, 1997). The Company's principal strategy for managing interest rate risk is to closely match the duration of its general account investment portfolio to its policyholder balances. At December 31, 1997, the effective duration of its fixed income portfolio was approximately 2.9. The Company also employs hedging strategies to manage this risk, including interest rate swaps and caps. In the case of equity-indexed products, the Company purchases S&P 500 Index call options to hedge its obligations to provide participation rate returns. Credit risk is managed by careful credit analysis and monitoring. At December 31, 1997, the Company's fixed maturity portfolio had an overall average S&P rating of A+. A portion of the general account investments (7.9% at December 31, 1997) are invested in below investment grade fixed maturity securities to enhance overall portfolio yield. Below investment grade securities pose greater risks than investment grade securities. The Company actively manages its below investment grade portfolio to optimize its risk/return profile. There were no non-income producing investments in the Company's fixed maturity portfolio at December 31, 1997.

As of December 31, 1997, the Company owned approximately $3.5 billion of mortgage-backed securities (26.2% of its general account investments), 97.4% of which were investment grade. Mortgage-backed securities are subject to significant prepayment and extension risks, since the underlying mortgages may be repaid more or less rapidly than scheduled.

As of December 31, 1997, approximately $3.2 billion (23.8% of the Company's general account investments) were invested in securities which were sold without registration under the Securities Act and were not freely tradable under the Securities Act or which were otherwise illiquid. These securities may be resold pursuant to an exemption from registration under the Securities Act. If the Company sought to sell such securities, it might be unable to do so at the then current carrying values and might have to dispose of such securities over extended periods of time at uncertain levels.

Marketing and Distribution

Keyport's sales strategy is to use multiple distribution channels to achieve broader market presence. During 1997, the bank channel represented approximately 51.7% of Keyport's annuity sales, and the brokerage channel represented approximately 18.2%. The sale of insurance and investment products through the bank distribution channel is highly regulated. Sales through other distributors of insurance products, such as financial planners and insurance agents, represented approximately 30.1% of total annuity sales.

The following table presents sales information in Keyport's distribution channels for the periods indicated (in millions).

                            Sales of                          Sales of
                     Fixed and Indexed Annuities         Variable Annuities
                          Year Ended                          Year Ended
                          December 31,                       December 31,
                     1997     1996     1995        1997      1996      1995
Bank channel:
Independent         $168.4  $139.4    $ 91.7     $121.0    $28.5      $27.0
Third party
 bank marketers      286.5   311.2     427.1        3.2     13.7        7.1

Other channels:
Broker-dealers       179.5   211.7     392.5       24.9     36.6       45.3
Other distributors   314.1   485.6     149.9       23.6     18.5        1.0

Regulation

The Company's business activities are extensively regulated. The following briefly summarizes the principal regulatory requirements and certain related matters.

Keyport's retirement-oriented insurance products generally are issued as individual policies. The policy is a contract between the issuing insurance company and the policyholder. Policy forms, including all principal contract terms, are regulated by state law. In most cases, the policy form must be approved by the insurance department or similar agency of a state in order for the policy to be sold in that state.

Keyport and Independence are each chartered in Rhode Island and the State of Rhode Island Insurance Department is their primary oversight regulator. Keyport and Independence Life also must be licensed by the state insurance regulators in each other jurisdiction in which they conduct business. They currently are licensed to conduct business in 49 states (the exception being New York), and in the District of Columbia. State insurance laws generally provide regulators with broad powers related to issuing licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type and amount of investments permitted, limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval, and other related matters. The regulators also make periodic examinations of individual companies and review annual and other reports on the financial conditions of all companies operating within their respective jurisdictions.

Keyport  prepares  its statutory-basis financial statements  in  accordance with accounting practices prescribed or permitted by the Insurance Department of the State of Rhode Island. Certain statutory accounting practices are prescribed by state laws. Permitted statutory accounting practices encompass all accounting practices that are not proscribed; such practices may differ between the states and companies within a state. The National Association of Insurance Commissioners (the "NAIC") currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of prescribed statutory accounting practices. That project, which is expected to be completed in 1998 may result in changes to the accounting practices that the Company uses to prepare its statutory-basis financial statements. The impact of any such changes on the Company's statutory-surplus cannot be determined at this time. No assurance can be given that such changes would not have a material adverse effect on the Company.

In recent years, various states have adopted new quantitative standards promulgated by the NAIC. These standards are designed to reduce the risk of insurance company insolvencies, in part by providing an early warning of financial or other difficulties. These standards include the NAIC's risk-based capital ("RBC") requirements. RBC requirements attempt to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The requirements provide for four different levels of regulatory attention which implement increasing levels of regulatory control (ranging from development of an action plan to mandatory receivership). As of December 31, 1997, Keyport's capital and surplus exceeded the level at which the lowest of these regulatory attention levels would be triggered.

Under the insurance guaranty fund laws existing in each state, insurers can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. Because assessments typically are not made for several years after an insurer fails, Keyport cannot accurately determine the precise amount or timing of its exposure to known insurance company insolvencies at this time. For certain information regarding the Company's historical and estimated future assessments, see Note 11 to the Company's Consolidated Financial Statements. The insolvency of large life insurance companies in future years could result in material assessments to Keyport by state guaranty funds.

Current Rhode Island insurance law imposes prior approval requirements for certain transactions with affiliates and generally regulates dividend payments by a Rhode Island-chartered insurance subsidiary to its parent company. Keyport may not make dividend payments in excess of the lesser of
(i) 10% of its statutory surplus as of the preceding December 31 or (ii) its statutory net gain from operations for the preceding fiscal year without prior approval by the State of Rhode Island Insurance Department. As of December 31, 1997, such restriction would limit dividends without such approval to approximately $70.3 million. Keyport has not paid any dividends since its acquisition in December, 1988.

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

Employees

As of December 31, 1997, the Company had 412 full-time employees. The Company provides its employees with a broad range of employee benefit programs. The Company believes that its relations with its employees are excellent.

Item 2. Properties

As of December 31, 1997, the Company maintained its executive, administrative and sales offices in leased facilities. The Company leases approximately 76,000 square feet in a single facility in downtown Boston pursuant to a lease which expires in 2008. The Company also leases approximately 19,800 square feet in a single facility in Lincoln, Rhode Island and 7,700 square feet in a single facility in Maitland, Florida pursuant to leases which expire in 2007 and 1999, respectively.

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

Directors and Principal Officers of the Registrant

The following are the principal officers and directors of the Company:

                          Position with          Other Business, Vocation
                             Keyport             or Employment for Past
Name, Age                 Year of Election            Five Years

Kenneth R. Leibler, 48   Chairman of the Board,  Chief Executive Officer
                         12/31/94                of Liberty Financial
                                                 Companies, Inc. ("LFC"),
                                                 1/1/95; President of
                                                 LFC, formerly Chief
                                                 Operating Officer of LFC

F. Remington Ballou, 68  Director, 3/7/62        President of B. A.
                                                 Ballou & Co., Inc.,
                                                 East Providence, RI

Frederick Lippit, 81     Director, 1/31/62,      Chairman of The
                         and Assistant           Providence Plan,
                         Secretary, 4/9/69       Providence, RI

Robert C. Nyman, 61      Director, 4/11/96       Formerly President and
                                                 Chairman of Nyman
                                                 Manufacturing Co., East
                                                 Providence, RI

John W. Rosensteel, 57   President and Chief     Chairman of the Board,
                         Executive Officer,      Director and President
                         12/30/92                of KFSC, 11/12/92;
                         and Director, 11/5/92   Chairman of the Board,
                                                 Director, President and
                                                 Chief Executive Officer of
                                                 LASC, 1/8/93; President,
                                                 Chief Executive Officer,
                                                 Chairman of the  Board and
                                                 Director of Independence
                                                 Life and Annuity Company,
                                                 10/1/93

Paul H. LeFevre, Jr., 55 Executive               Formerly Senior Vice
                         Vice President,         President and Chief
                         4/10/97                 Financial Officer of the
                                                 Company, 9/1/95; Director,
                                                 1/8/93, and Executive Vice
                                                 President, 7/22/97 of
                                                 LASC; formerly Senior
                                                 Vice President and Chief
                                                 Financial Officer of LASC,
                                                 1/8/93; Director, 10/1/93,
                                                 and Executive Vice
                                                 President, 7/28/97, of
                                                 Independence Life and
                                                 Annuity Company; formerly
                                                 Senior Vice President and
                                                 Chief Financial Officer of
                                                 Independence Life and
                                                 Annuity Company, 10/1/93

Bernard R.
Beckerlegge, 51          Senior Vice President   Senior Vice President
                         and General Counsel,    and General Counsel of
                         9/1/95                  LASC, 7/22/97; Senior Vice
                                                 President and General
                                                 Counsel of Independence
                                                 Life and Annuity Company,
                                                 10/9/95; formerly General
                                                 Counsel for B.T. Variable
                                                 Insurance Co., 8/1/88

Stephen B. Bonner, 51    Senior Vice President,  Senior Vice President
                         11/7/96                 of Independence Life and
                                                 Annuity Company, 7/28/97;
                                                 formerly President of
                                                 Construction Information
                                                 Group at McGraw Hill,
                                                 2/1/92

Bernhard M. Koch, 43     Senior Vice President   Senior Vice President and
                         and Chief Officer,      Chief Financial Officer of
                         8/7/97                  LASC, 7/22/97; Senior Vice
                                                 President and Chief
                                                 Financial Officer of
                                                 Independence Life and
                                                 Annuity Company, 7/28/97;
                                                 formerly Executive Vice
                                                 President and Chief
                                                 Financial Officer of Life
                                                 Partners Group, 12/1/95;
                                                 formerly Senior Vice
                                                 President and Chief
                                                 Financial Officer of
                                                 Laurentian Capital Corp.,
                                                 5/1/88

Stewart R.
Morrison, 41             Senior Vice President,  Formerly Vice President,
                         4/10/97, and Chief      Investments of the
                         Investment Officer,     Company; Senior Vice
                         5/16/94                 President and Chief
                                                 Investment Officer of
                                                 LASC, 7/22/97; formerly
                                                 Vice President,
                                                 Investments of LASC,
                                                 1/8/93; Senior Vice
                                                 President and Chief
                                                 Investment Officer of
                                                 Independence Life and
                                                 Annuity Company, 7/28/97;
                                                 formerly Vice President,
                                                 Investments of
                                                 Independence Life and
                                                 Annuity Company, 10/1/93

Francis E. Reinhart, 57  Senior Vice President,  Formerly Chief
                         4/5/90, and Chief       Administrative Officer of
                         Information Officer,    the Company, 4/5/90;
                         4/10/97                 Director, 3/15/95 and
                                                 Vice President, 10/24/85,
                                                 of KFSC; Senior Vice
                                                 President of LASC, 1/8/93;
                                                 formerly Chief
                                                 Administrative Officer
                                                 1/8/93; Senior Vice
                                                 President, 10/1/93 and
                                                 Chief Information Officer,
                                                 7/28/97, of Independence
                                                 Life and Annuity Company,
                                                 formerly Chief
                                                 Administrative Officer
                                                 of Independence Life and
                                                 Annuity Company, 10/1/93

James P. Greaton, 40     Vice President and      Vice President and
                         Corporate Actuary,      Corporate Actuary of
                         6/12/96                 Independence Life and
                                                 Annuity Company, 12/31/96;
                                                 formerly Valuation
                                                 Actuary, Providian Capital
                                                 Management, 5/94

Jeffery J. Lobo, 36      Vice President-Risk     Formerly Assistant Vice
                         Management, 6/12/96     President - Director of
                                                 Quantitative Research for
                                                 the Company, 2/8/95;
                                                 formerly Vice President of
                                                 Credit Suisse Financial
                                                 Products, 11/94; trader
                                                 for SBCI Securities (Asia)
                                                 Inc., 7/93

Jeffery J.
Whitehead, 41            Vice President,         Formerly Controller of the
                         11/5/92, and            Company; Vice President
                         Treasurer, 5/4/95       and Treasurer of LASC,
                                                 5/19/95; Vice President
                                                 and Treasurer of
                                                 Independence Life and
                                                 Annuity Company, 5/19/95


                                  PART II

Item  5.  Market  for  Registrant's Common Equity and  Related  Stockholder
Matters

Not applicable.

Item 6. Selected Financial Data   (in thousands)

As of and for
the year ended
December 31          1997       1996        1995       1994         1993

Income statement
  data:
 Investment
     income     $   847,048 $   790,365 $   755,930 $   689,575 $  669,667
 Interest
     credited      (594,084)   (572,719)   (555,725)   (481,926)  (504,205)
 Investment
     spread         252,964     217,646     200,205     207,649    165,462
 Fee income          36,353      33,534      29,767      25,273     18,158
 Operating
     expenses       (49,941)    (43,815)    (44,475)    (54,295)   (40,697)
 Income before
     income taxes   172,651     137,846     107,941      95,276     86,705
 Net income         113,561      90,624      69,610      63,225     57,995

Balance sheet
  data:
 Total cash and
   investments  $13,505,858 $12,305,312 $10,922,125 $ 9,274,793 $8,912,526
 Total assets    15,342,189  13,924,557  12,280,194  10,873,604 10,227,327
 Stockholder's
   equity         1,103,021     980,782     902,331     682,485    684,270

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Net income was $113.6 million in 1997 compared to $90.6 million in 1996 and $69.6 million in 1995. The improvement of $23.0 million in 1997 compared to 1996 resulted from higher investment spread, higher fee income and higher net realized investment gains. Partially offsetting these items were increased amortization of deferred policy acquisition costs and value of insurance in force, higher operating expenses and higher income tax expense.

Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited to policyholder balances. Investment spread was $253.0 million in 1997 compared to $217.6 million in 1996 and $200.2 million in 1995. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. Such investment spread percentage was 1.91% in 1997, and 1.84% in 1996 and 1995.

Investment income was $847.0 million in 1997 compared to $790.4 million in 1996 and $755.9 million in 1995. The increase of $56.6 million in 1997 compared to 1996 primarily relates to an $85.6 million increase as a result of a higher level of average invested assets, partially offset by a $29.0 million decrease resulting from a lower average investment yield. The 1997 investment income was net of $47.6 million of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities compared to $14.0 million in 1996. The average investment yield was 6.90% in 1997 compared to 7.16% in 1996. Investment income increased in 1996 compared to 1995 primarily as a result of a higher level of average invested assets, partially offset by a decrease in the average investment yield. The average investment yield was 7.16% in 1996 compared to 7.51% in 1995.

Interest credited to policyholders totaled $594.1 million in 1997 compared to $572.7 million in 1996 and $555.7 million in 1995. The increase of $21.4 million in 1997 compared to 1996 primarily relates to a $56.4 million increase as a result of a higher level of average policyholder balances, partially offset by a $35.0 million decrease resulting from a lower average interest credited rate. Policyholder balances averaged $11.9 billion (including $10.8 billion of fixed products and $1.1 billion of equity-indexed annuities) in 1997 compared to $10.8 billion (including $10.4 billion of fixed products and $0.4 billion of equity-indexed annuities) in 1996. The average interest credited rate was 4.99% (5.45% on fixed products and 0.85% on equity-indexed annuities) in 1997 compared to 5.32% (5.50% on fixed products and 0.85% on equity-indexed annuities) in 1996. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 60% to 95%) of the change in value of the S&P 500 Index. The
Company's  equity-indexed  annuities  also  provide  a  full  guarantee  of principal if held to term, plus interest at 0.85% annually. For each of the periods presented, the interest credited to equity-indexed policyholders related to the participation rate was offset by investment income recognized on the S&P 500 Index call options, resulting in an 0.85% net credited rate. Interest credited to policyholders increased in 1996 compared to 1995 primarily as a result of a higher level of average policyholder balances, partially offset by a decrease in the average interest credited rate. Policyholder balances averaged $10.8 billion in 1996 compared to $9.8 billion in 1995. The average interest credited rate was 5.67% in 1995.

Average investments (computed without giving effect to Statement of Financial Accounting Standards No. 115), including a portion of the Company's cash and cash equivalents, were $12.3 billion in 1997 compared to $11.0 billion in 1996 and $10.1 billion in 1995. The increase of $1.3 billion in 1997 compared to 1996 was primarily due to a 100% coinsurance agreement with respect to a $954.0 million block of SPDAs entered into with Fidelity & Guaranty Life Insurance Company ("F&G Life") during the third quarter of 1996 and investment portfolio earnings. The increase of $0.9 billion in 1996 compared to 1995 was primarily due to the reinvestment of portfolio earnings and the F&G Life transaction.

Net realized investment gains were $24.7 million in 1997 compared to $5.5 million in 1996 and net realized investment losses of $4.0 million in 1995. Sales of fixed maturity investments generally are made to maximize total return. The net realized investment gains in 1997 included gains on the sales of fixed maturity investments of $16.8 million and gains on redemption of seed money investments in separate account mutual funds sponsored by the Company of $7.9 million. The net realized investment gains in 1996 were primarily attributable to sales of fixed maturity investments and sales of investments received in the F&G Life transaction.

Surrender charges on fixed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $16.0 million in 1997 compared to $14.9 million in 1996 and $14.8 million in 1995.

Total annuity withdrawals represented 11.6% of the total average annuity policyholder and separate account balances in 1997 and 1996 and 9.9% in 1995. Excluding surrenders from the older block of annuities acquired in the F&G Life transaction, the withdrawal percentages were 10.6% and 10.0% in 1997 and 1996, respectively.

Separate account fees are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These fees, which are based on the market values of the assets in separate accounts supporting the contracts, were $17.1 million in 1997 compared to $16.0 million in 1996 and $13.2 million in 1995. Such fees represented 1.54%, 1.68% and 1.61% of average variable annuity and variable life separate account balances in 1997, 1996 and 1995, respectively.

Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the levels of assets under management, which are affected by product sales and redemptions and changes in the market values of the investments managed. Management fees were $3.3 million in 1997 compared to $2.6 million in 1996 and $1.8 million in 1995. The increase of $0.7 million in 1997 compared to 1996 primarily reflects a higher level of average assets under management.

Operating expenses primarily represent compensation, selling and other general and administrative expenses. These expenses were $49.9 million in 1997 compared to $43.8 million in 1996 and $44.5 million in 1995. The increase in 1997 compared to 1996 was primarily due to higher employee related expenses and selling expenses. The decrease in 1996 compared to 1995 was primarily due to IRS interest penalties of $1.9 million recorded in 1995 related to a federal income tax assessment.

Amortization of deferred policy acquisition costs was $75.9 million in 1997 compared to $60.2 million in 1996 and $58.5 million in 1995. These increases in amortization in 1997 and 1996 were primarily related to the increase in investment spread from the growth of business in force associated with fixed and equity-indexed products and the increased sales of variable annuity products. Amortization expense represented 29.2%, 27.7% and 29.2%, of investment spread for 1997, 1996 and 1995, respectively.

Amortization of value of insurance in force totaled $10.5 million in 1997 compared to $10.2 million in 1996 and $9.5 million in 1995. The increase in amortization in 1997 compared to 1996 was primarily due to increased amortization of $4.0 million related to the F&G Life transaction, partially offset by decreased amortization related to a change in mortality assumptions. The increase in amortization in 1996 compared to 1995 was primarily due to $2.7 million of amortization recorded in 1996 relating to the F&G Life transaction, partially offset by lower amortization in 1996 due to an increase in estimated amortization periods in the last quarter of 1995 of the Company's closed block of single premium whole life insurance.

Federal income tax expense was $59.1 million or 34.2% of pretax income in 1997 compared to $47.2 million, or 34.3% pretax income in 1996, and $38.3 million, or 35.5% of pretax income in 1995.

Effective July 18, 1997, due to a decrease in the ownership percentage of the Company's indirect parent, the Company is no longer included in the consolidated federal income tax return of Liberty. The Company does not expect this change to have a material effect on its financial condition or its results from operations. The Company will be required to file a separate federal income tax return until the Company is eligible to file a consolidated federal income tax return with Liberty Financial in 2002.

Financial Condition

Stockholder's Equity as of December 31, 1997 was $1.1 billion compared to $980.8 million as of December 31, 1996. The increase in stockholder's equity was due to net income of $113.6 million, as well as an increase in after-tax unrealized gains and losses (net of adjustments to deferred policy acquisition costs and value of insurance in force) during the period of $8.7 million.

Investments not including cash and cash equivalents totaled $12.3 billion at December 31, 1997 compared to $11.5 billion at December 31, 1996. The increase of $0.8 billion is primarily attributable to the reinvestment of portfolio earnings in 1997.

The  Company's  general investment policy is to hold fixed maturity  assets for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its entire fixed maturity portfolio as "available for sale" and accordingly carries such investments at fair value. The Company's total investments at December 31, 1997 and 1996 reflected net unrealized gains of $280.3 million and $229.8 million, respectively, relating to its fixed maturity and equity portfolios.

Approximately $11.0 billion, or 81.7%, of the Company's general account investments at December 31, 1997, was rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the NAIC. At December 31, 1997, the carrying value of investments in below investment grade securities totaled $1.1 billion, or 7.9% of general account investments of $13.5 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

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

The Company conducts its investment operations to closely match the duration of the assets in its investment portfolio to its policyholder balances. The Company seeks to achieve an acceptable spread between what it earns on its assets and interest credited on its policyholder balances by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges to encourage persistency and make the cost of its policyholder balances more predictable. Approximately 83.0% of the Company's fixed annuity policyholder balances were subject to surrender charges at December 31, 1997.

As part of its asset-liability management discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view toward maintaining a desired investment spread between the yield on portfolio assets and the interest credited on its policyholder balances under a variety of possible future interest rate scenarios. At December 31, 1997 the effective duration of the Company's fixed maturities investments (including certain cash and cash equivalents) was approximately 2.9. Effective duration is a common measure for the price sensitivity of a fixed-income portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio when interest rates change by 100 basis points. This measure includes the impact of estimated changes in portfolio cash flows from features, such as prepayments and bond calls.

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements and interest rate cap agreements to match assets more closely to liabilities. Swap agreements are agreements to exchange with counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. The Company had 45 outstanding swap agreements with an aggregate notional principal amount of $2.6 billion and had 39 outstanding swap agreements with an aggregate notional principal amount of $2.3 billion as of December 31, 1997 and 1996, respectively.

Cap agreements are agreements with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had interest rate cap agreements with an aggregate notional amount of $250.0 million and $450.0 million as of December 31, 1997 and 1996, respectively.

With respect to the Company's equity-indexed annuities, the Company buys call options on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a book value of $323.3 million and $109.7 million as of December 31, 1997 and 1996, respectively.

There are risks associated with some of the techniques the Company uses to match its assets and liabilities. The primary risk associated with swap, cap and call option agreements is counterparty nonperformance. The Company believes that the counterparties to its swap and call option agreements are financially responsible and that the counterparty risk associated with these transactions is minimal. In addition, swap agreements have interest rate risk and call options have stock market risk. However, the swap agreements hedge fixed-rate assets; the Company expects that any interest rate movements that adversely affect the market value of swap agreements would be offset by changes in the market values of such fixed rate assets. Similarly, the call options hedge the Company's obligations to provide returns on equity-indexed annuities based upon the S&P 500 Index, and the Company believes that any stock market movements that adversely affect the market value of S&P 500 call options would be substantially offset by a reduction in policyholder liabilities. However, there can be no assurance that these hedges will be effective in offsetting the potentially adverse effects of changes in S&P 500 Index levels. The Company's profitability could be adversely affected if the value of its S&P 500 call options increase less than (or decrease more than) the value of the guarantees made to equity-indexed policyholders.

The Company routinely reviews its portfolio of investment securities. The Company identifies monthly any investments that require additional monitoring, and carefully reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. There were no non-income producing investments in the Company's fixed maturity portfolio at December 31, 1997. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports and other externally generated information concerning the creditor's affairs. In the case of publicly traded fixed maturity investments, management also considers market value quotations, if available.

Liquidity

The Company's liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses and policy acquisition costs, and the purchase of investments. The Company generates cash from annuity premiums and deposits, net investment income, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At December 31, 1997, $10.3 billion, or 76.2%, of the Company's general account investments are considered readily marketable.

To the extent that unanticipated surrenders cause the Company to sell for liquidity purposes a material amount of securities prior to their maturity, such surrenders could have a material adverse effect on the Company. Although no assurance can be given, the Company believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments, thereby precluding the sale of fixed maturity investments in a potentially unfavorable market.

Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to Liberty Financial, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of December 31, 1997, the amount of dividends that the Company could pay without such approval was $70.3 million.

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

Year 2000

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. This potential problem has become known as the "Year 2000 issue". The Year 2000 issue affects virtually all companies and organizations.

Computer applications which are affected by the Year 2000 issue could impact Keyport's business functions in various ways, ranging from a complete inability to perform critical business functions to a loss of productivity in varying degrees. Likewise, the failure of some computer applications could have no impact on critical business functions.

Keyport is assessing and addressing the Year 2000 issue by implementing a four-step plan. The first two steps involve inventorying all the computer applications which support Keyport's business functions and prioritizing computer applications which are affected by the Year 2000 issue based upon the degree of impact each has on the functioning of Keyport's business units. The first two steps of the plan are substantially complete.

The final two steps of the four-step plan involve remediation of affected computer applications (i.e., repairing or replacing programs, including those which interface with third-party computer applications that have unremediated Year 2000 issues, and appropriate testing) and reinstallation of computer applications. For computer applications which are "mission critical" (i.e., their failure would result in the complete inability to perform critical business functions), Keyport expects to complete the final two steps of the plan by December 31, 1998. Remediation and reinstallation of non-critical computer applications is scheduled to be completed by December 31, 1999.

Keyport believes that the Year 2000 issue could have a material impact on Keyport's operations if the four-step plan is not timely implemented. However, based upon the progress that is being made, Keyport believes that the timetable for implementing the plan will be met and that the Year 2000 issue will not pose significant operational problems for its computer systems.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The consolidated financial statements of Keyport and also Liberty Financial and its subsidiaries, including Keyport, for the years ended December 31, 1997 and 1996 have been audited and reported upon by Ernst & Young ("E&Y"). Similarly, E&Y will serve as independent auditors of Keyport and Liberty Financial for 1998.

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

In connection with the audits of Keyport's financial statements for the fiscal year in the period ended December 31, 1995, and the subsequent interim period through March 14, 1996, there were no disagreements between Keyport and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to KPMG's satisfaction would have caused KPMG to make reference to the subject matter of the disagreement in connection with KPMG's audit reports on the financial statements of Keyport. In addition, the audit reports of KPMG on the consolidated financial statements of Keyport as of and for the fiscal year ended December 31, 1995 did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

                                 PART III

Item 10. Directors and Executive Officers of the Registrant

Information relating to the executive officers of the registrant appears under the caption "Executive Officers of the Registrant" included in Part I of this Form 10-K following Item 4.

Item 11. Executive Compensation

The tables that appear below, along with the accompanying text and footnotes, provide information on compensation and benefits for the named executive officers, in accordance with applicable SEC requirements. All the data regarding values for stock options pertain to options to purchase shares of Keyport's parent corporation, Liberty Financial Companies, Inc. ("Liberty Financial"). Such data are hypothetical in terms of the amounts that an individual may or may not receive, because such amounts are contingent on continued employment with Keyport and the price of Liberty Financial's Common Stock ("Common Stock"). All year-end values shown in these tables for outstanding stock options reflect a price of $37.75 per share, which was the closing price of the Common Stock on the New York Stock Exchange on December 31, 1997 (the last trading day of 1997). None of the named executive officers received any perquisites during 1997 exceeding the lesser of $50,000 or 10% of such officer's total salary and bonus for such year.

Summary Compensation Table. The following table sets forth compensation information for the past two fiscal years for each of Keyport's chief executive officer and the other four most highly compensated executive officers:

Summary Compensation Table

                         Annual              Long-Term
                       Compensation         Compensation

Name and                               Restricted   Securities
Principal             Base               Stock      Underlying   All Other
Position             Salary    Bonus     Awards2     Options
Compensation
During 1997    Year    ($)      ($)1      ( $)         (#)           ($)3

John W.
Rosensteel,    1997   420,000  330,000   149,625     18,750         26,937
President      1996   396,500  275,000     --        22,500         27,994
and Chief
Executive
Officer

Paul H.
LeFevre, Jr.,  1997   315,000  205,000    85,500      9,000         24,971
Executive      1996   275,000  155,000     --        13,500         15,638
Vice
President

Stephen B.
Bonner, (4)    1997   275,000  150,000    64,125      7,500        175,707
Senior Vice    1996    80,754               --        --            17,414
President
and Chief Sales
Officer

Francis E.
Reinhart,      1997   245,000  115,000       --      11,250         18,790
Senior Vice    1996   233,000  105,000       --      11,250         13,136
President
and Chief
Information
Officer

Stewart R.
Morrison,      1997   230,000  130,000    42,750      8,250         13,205
Senior Vice    1996   182,700   54,000       --       6,000         11,170
President &
Chief
Investment
Officer

1   The  amounts presented are bonuses earned in 1997 and paid in 1998,  or earned in 1996 and paid in 1997, respectively.

2 The number of shares and value of restricted stock held by the named executive officers as of December 31, 1997 is as follows: Mr. Rosensteel:
5,250  shares, $198,188; Mr. LeFevre:  3,000 shares, $113,250; Mr.  Bonner:
2,250  shares,  $84,938; Mr. Morrison:  1,500 shares,  $56,625.   All  such
shares will vest any time after May 13, 1999 if for a 10 consecutive trading-day period, the closing price of Liberty Financial's Common Stock exceeds $41.73. Liberty Financial pays dividends on all such shares, and the recipients are entitled to retain all such dividends regardless of any future forfeitures.

3 Consists of (a) in the case of Mr. Rosensteel, $5,000 of insurance premiums paid by Keyport with respect to term life insurance purchased for his benefit in each year; (b) contributions under defined contribution plans for the benefit of the named executive officers, individually as follows: Mr. Rosensteel, $21,937 in 1997 and $22,994 in 1996; Mr. LeFevre, $24,971 in 1997 and $15,638 in 1996; Mr. Bonner, $4,125 in 1997 and $0 in
1996;  Mr. Reinhart, $18,790 in 1997 and $13,136 in 1996; and Mr. Morrison,
$13,205 in 1997 and $11,170 in 1996; (c) in the case of Mr. Bonner, $75,000 for a signing bonus paid in 1997; and (d) in the case of Mr. Bonner, $96,582 in 1997 and $17,414 in 1996 of moving expenses reimbursement.

4   Mr. Bonner became an executive officer of Keyport effective November 7,
1996.

Option Grant Table. The following table sets forth certain information regarding options to purchase Common Stock granted during 1997 by Liberty Financial to the executive officers named in the above summary compensation table.

                     Option Grants in Last Fiscal Year


                                                                Potential
                                                                Realizable
                                                                 Value at
                                                                 Assumed
                                                                  Annual
                                                                  Rates
                          Percent                                of Stock
           Number of      of Total                                Price
          Securities      Options                              Appreciation
          Underlying     Granted to   Exercise                  of Option
           Options       Employees   Price Per  Expiration      Terms ($)2
Name       Granted (#)    in 1997     Share($)   on Date 1    5%      10%

John W.
Rosensteel  18,750        2.4%        28.50     5/13/07    336,006  851,656

Paul H.
LeFevre, Jr. 9,000        1.2%        28.50     5/13/07    161,311  408,795

Stephen B.
Bonner       7,500        1.0%        28.50     5/13/07    134,426  340,662

Francis E.
Reinhart    11,250        1.4%        28.50     5/13/07    201,639  510,994

Stewart R.
Morrison     6,000        0.8%        28.50     5/13/07    107,541  272,530

1   Each  option  becomes  exercisable in four  equal  annual  installments commencing on May 14, 1998, and vests in full upon the death, disability or retirement (after age 60) of the optionee.

2 Amounts represent hypothetical gains that could be achieved for the respective options if such options are not exercised until the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% in accordance with applicable SEC regulations, compounded annually from the dates the options were granted until their expiration dates and, therefore, are not intended to forecast possible future appreciation in the Common Stock. This table does not take into account appreciation in the price of the Common Stock after the date of grant.

Option Exercises and Year-End Values Table. The following table sets forth certain information regarding (i) the 1997 exercises of stock options and
(ii) the stock options held as of December 31, 1997 by the executive officers named in the above summary compensation table.

Aggregate Option Exercises in Last Fiscal Year and Aggregate Option Values at Fiscal Year-End

                                       Number of              Value of
              Shares                  Securities           Unexercised
             Acquired                 Underlying           In-the-Money
              Upon        Value      Unexercised            Options at
             Exercise   Realized      Options at              Year-End
Name            (#)        ($)        Year-End (#)              ($)
                                  Exerci-   Unexerci-   Exerci-   Unexerci-
                                   sable       sable     sable       sable

John W.
Rosensteel     9,450    234,078   86,536     59,359     2,154,228   950,858

Paul H.
LeFevre, Jr.  23,500    677,490   54,373     24,753     1,568,396   358,533

Stephen B.
Bonner         ----      ----      ----       7,500       ----       69,375

Francis E.
Reinhart      20,200    512,000   16,313     24,191       498,505   329,605

Stewart R.
Morrison       5,062     78,692    ----      15,190        ----     253,733

Certain Additional Information Regarding Executive Officer Compensation

Defined Benefit Retirement Programs. Each of the executive officers in the above summary compensation table participates in Liberty Financial's Pension Plan and Keyport's Supplemental Pension Plan (collectively, the "Pension Plans"). The following table shows the estimated annual pension benefits payable upon retirement for the specified compensation and years of service classification under the Pension Plans.

Estimated Annual Retirement Benefits at Age 65 under the Pension Plans

                          Years of Credited Service

Compensation      15         20         25         30        35
$  200,000    $  52,178  $  69,570  $  86,963  $  93,629  $100,296
   400,000      106,178    141,570    176,963    190,296   203,629
   600,000      160,178    213,570    266,963    286,963   306,963
   800,000      214,178    285,570    356,963    383,629   410,296
 1,000,000      268,178    357,570    446,963    480,296   513,629
 1,200,000      322,178    429,570    536,963    576,963   616,963


Benefits under the Pension Plans are based on an employee's average pay for the five highest consecutive years during the last ten years of employment, the employee's estimated social security retirement benefit and years of credited service with Keyport. The current compensation covered by the Pension Plans for each participating executive officer in the above summary compensation table is as follows: Mr. Rosensteel, $695,000; Mr. LeFevre, $470,000; Mr. Bonner, $325,000; Mr. Reinhart, $350,000 and Mr. Morrison,
$305,000. For purposes of determining benefits payable upon retirement under the Pension Plans, compensation includes base salary and annual bonus. Benefits are payable in the form of a single-life annuity providing for monthly payments. Actuarially equivalent methods of payment may be elected by the recipient. As of December 31, 1997, the executive officers named in the above summary compensation table had the following full credited years of service under the Pension Plans: Mr. Rosensteel, 5 years; Mr. LeFevre, 18 years; Mr. Bonner, 1 years; Mr. Reinhart, 13 years; and Mr. Morrison, 7 years.

Change of Control Provisions of 1990 Stock Option Plan. Liberty Financial's 1990 Stock Option Plan, as amended (the "1990 Plan"), provided for the grant of options to officers and other key employees of Liberty Financial for the purchase of shares of common stock. As of March 20, 1998, options issued and outstanding under the 1990 Plan included 82,141 shares held by Mr. Rosensteel (69,659 of which were vested), 45,372 shares held by Mr. LeFevre (all of which were vested); and 16,000 shares held by Mr. Reinhart (all of which were vested). No additional options will be granted under the 1990 Plan. Upon a change of control of Liberty Financial (defined as the transfer of 50% or more of the equity ownership of Liberty Financial other than solely pursuant to a public offering in which securities are issued for cash), all non-vested options will automatically vest and Liberty Financial's Compensation and Stock Option Plan committee may, in its discretion, elect to cancel all outstanding options by paying the holders thereof an amount equal to the difference between the formula value of the Common Stock (as defined in the 1990 Plan) and the exercise price of the options.

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

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.  Financial Statements                                       Page

Report of Independent Auditors                                     F-1
Independent Auditors' Report                                       F-1a
Consolidated Balance Sheet, December 31, 1997 and 1996             F-2
Consolidated Income Statement for the Years Ended
   December 31, 1997, 1996 and 1995                                F-3
Consolidated Statement of Stockholder's Equity for
   the Years Ended December 31, 1997, 1996 and 1995                F-4
Consolidated Statement of Cash Flows for the Years
   Ended December 31, 1997, 1996 and 1995                          F-5
Notes to Consolidated Financial Statements            F-6 through F-20

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

(c) Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1997.





                      Keyport Life Insurance Company

                 Audited Consolidated Financial Statements


                  Years ended December 31, 1997 and 1996






                                 Contents




Report of Independent Auditors..................................F-1
Independent Auditors' Report....................................F-1a

Audited Consolidated Financial Statements

Consolidated Balance Sheet......................................F-2
Consolidated Income Statement...................................F-3
Consolidated Statement of Stockholder's Equity..................F-4
Consolidated Statement of Cash Flows............................F-5
Notes to Consolidated Financial Statements......................F-6







                      Report of Independent Auditors



The Board of Directors
Keyport Life Insurance Company


We have audited the consolidated balance sheet of Keyport Life Insurance Company as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholder's equity, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In  our  opinion, the consolidated financial statements referred  to  above present fairly, in all material respects, the consolidated financial position of Keyport Life Insurance Company at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion. the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                                  /s/ERNST & YOUNG LLP
Boston, Massachusetts
February 3, 1998





                       Independent Auditors' Report




The Board of Directors Keyport Life Insurance Company

We have audited the consolidated financial statements of Keyport Life Insurance Company and subsidiaries for the year ended December 31, 1995 as listed in the accompanying index. In connection with our audit of the consolidated financial statements, we also have audited the financial statement Schedule III ("the financial statement schedule") as of December 31, 1995 and for the year then ended as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the results of operations and cash flows for Keyport Life Insurance Company and subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.






/s/KPMG Peat Marwick LLP
Boston, Massachusetts
February 16, 1996



                      KEYPORT LIFE INSURANCE COMPANY

                        CONSOLIDATED BALANCE SHEET
                              (in thousands)

                                                         December 31
                  ASSETS                           1997             1996

Cash and investments:
  Fixed maturities available for sale
    (amortized cost: 1997 - $10,981,618;
      1996 - $10,500,431)                       $11,246,539     $10,718,644
  Equity securities (cost:  1997 - $21,950;
    1996 - $19,412)                                  40,856          35,863
  Mortgage loans                                     60,662          67,005
  Policy loans                                      554,681         532,793
  Other invested assets                             440,773         183,622
  Cash and cash equivalents                       1,162,347         767,385
      Total cash and investments                 13,505,858      12,305,312

Accrued investment income                           165,035         146,778
Deferred policy acquisition costs                   232,039         250,355
Value of insurance in force                          53,298          70,819
Income taxes recoverable                             22,537             323
Intangible assets                                    18,058          19,186
Other assets                                         16,175          40,316
Separate account assets                           1,329,189       1,091,468

      Total assets                              $15,342,189     $13,924,557

                   LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

  Policy liabilities                            $12,086,076     $11,637,528
  Current income taxes                               -               13,123
  Deferred income taxes                             133,003          25,747
  Payable for investments purchased and loaned      722,116         211,234
  Other liabilities                                  34,015          38,476
  Separate account liabilities                    1,263,958       1,017,667
      Total liabilities                          14,239,168      12,943,775

Stockholder's equity:
  Common stock, $1.25 par value; authorized
    8,000 shares; issued and outstanding 2,412
      shares                                          3,015           3,015
  Additional paid-in capital                        505,933         505,933
  Net unrealized investment gains                    82,277          73,599
  Retained earnings                                 511,796         398,235
      Total stockholder's equity                  1,103,021         980,782

      Total liabilities and
        stockholder's equity                    $15,342,189     $13,924,557

                      KEYPORT LIFE INSURANCE COMPANY

                CONSOLIDATED INCOME STATEMENT(in thousands)


                                               Year ended December 31

                                           1997       1996        1995

Revenues:
  Investment income                    $ 847,048   $ 790,365   $ 755,930
  Interest credited to policyholders    (594,084)   (572,719)   (555,725)
  Investment spread                      252,964     217,646     200,205
  Net realized investment gains
    (losses)                              24,723       5,509      (3,958)
  Fee income:
    Surrender charges                     15,968      14,934      14,772
    Separate account fees                 17,124      15,987      13,154
    Management fees                        3,261       2,613       1,841
  Total fee income                        36,353      33,534      29,767

Expenses:
  Policy benefits                         (3,924)     (3,477)     (4,448)
  Operating expenses                     (49,941)    (43,815)    (44,475)
  Amortization of deferred policy
    acquisition costs                    (75,906)    (60,225)    (58,541)
  Amortization of value of insurance
    in force                             (10,490)    (10,196)     (9,479)
  Amortization of intangible assets       (1,128)     (1,130)     (1,130)
Total expenses                          (141,389)   (118,843)   (118,073)

Income before income tax expense         172,651     137,846     107,941
Income tax expense                       (59,090)   (47,222)     (38,331)

            Net income                 $ 113,561   $ 90,624    $  69,610


                      KEYPORT LIFE INSURANCE COMPANY

              CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                              (in thousands)

                                             Net
                                          Unrealized
                             Additional   Investment
                     Common   Paid-in       Gains      Retained
                     Stock    Capita l     (Losses)    Earnings       Total

Balance,
  January 1, 1995   $3,015   $505,933   $ (64,464)   $238,001  $   682,485

Net income                                             69,610       69,610
Change in net
  unrealized
  investment
  gains (losses)                          150,236                  150,236

Balance,
  December 31, 1995  3,015    505,933       85,772    307,611      902,331

Net income                                             90,624       90,624
Change in net
  unrealized
  investment
  gains (losses)                           (12,173)                (12,173)

Balance,
  December 31, 1996  3,015    505,933       73,599    398,235      980,782

Net income                                            113,561      113,561
Change in net
  unrealized
  investment
  gains (losses)                             8,678                   8,678

Balance,
  December 31, 1997 $3,015   $505,933    $  82,277   $511,796   $1,103,021

                      KEYPORT LIFE INSURANCE COMPANY

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (in thousands)

                                             Year ended December 31
                                       1997          1996         1995

Cash flows from operating
  activities:
    Net income                  $    113,561  $      90,624  $      69,610
    Adjustments to reconcile
     net income to net cash
     provided by operating
     activities:
       Interest credited to
         policyholders               594,084        572,719        555,725
       Net realized investment
         (gains) losses              (24,723)        (5,509)         3,958
       Amortization of value of
         insurance in force and
         intangible assets            11,618         11,326         10,609
       Net amortization on
         investments                  29,862        (29,088)         9,688
       Change in deferred policy
         acquisition costs           (10,252)       (24,403)       (24,630)
       Change in current and
         deferred income taxes        66,919          4,938          1,953
       Net change in other assets
         and liabilities               1,746        (42,634)       (62,375)
           Net cash provided by
             operating activities    782,815        577,973        564,538

Cash flow from investing activities:
  Investments purchased -
    available for sale            (4,543,374)    (4,363,074)    (2,851,013)
  Investments sold -
    held to maturity                    -             -             14,930
  Investments sold -
    available for sale             2,563,465      1,714,023        605,197
  Investments matured -
    held to maturity                    -             -            317,773
  Investments matured -
    available for sale             1,531,693      1,387,664        906,522
  Increase in policy loans           (21,888)       (34,467)       (21,033)
  Decrease in mortgage loans           6,343          7,500         54,947
  Other assets purchased, net        (48,921)      (130,087)           -
  Value of business acquired,
    net of cash                         -           (30,865)           -
           Net cash used in
            investing activities    (512,682)    (1,449,306)      (972,677)

Cash flows from financing
  activities:
    Withdrawals from policyholder
      accounts                    (1,320,837)    (1,154,087)      (933,785)
    Deposits to policyholder
      accounts                       950,472      2,134,504       1,116,975
    Securities lending               495,194       (119,083)       317,715
           Net cash provided by
             financing activities    124,829        861,334         500,905

Change in cash and
  cash equivalents                   394,962         (9,999)         92,766
Cash and cash equivalents
  at beginning of year               767,385        777,384         684,618

Cash and cash equivalents at
  end of year                    $ 1,162,347  $     767,385    $    777,384



                      KEYPORT LIFE INSURANCE COMPANY

                Notes to Consolidated Financial Statements

                             December 31, 1997


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

Principles of Consolidation

The consolidated financial statements include Keyport Life Insurance Company and its wholly owned subsidiaries, Independence Life and Annuity Company ("Independence Life"), Liberty Advisory Services Corporation, and Keyport Financial Services Corp., (collectively the "Company").

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

Investments

Investments in debt and equity securities classified as available for sale are carried at fair value, and after-tax unrealized gains and losses (net of adjustments to deferred policy acquisition costs and value of insurance in force) are reported as a separate component of stockholder's equity. The cost basis of securities is adjusted for declines in value that are determined to be other than temporary. Realized investment gains and losses are calculated on a first-in, first-out basis.

                      KEYPORT LIFE INSURANCE COMPANY

          Notes to Consolidated Financial Statements (continued)



1.  Accounting Policies (continued)

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

Mortgage loans are carried at amortized cost. Policy loans are carried at the unpaid principal balances plus accrued interest. Partnerships are accounted for by using the equity method of accounting. Partnership investments totaled $117.3 million and $72.6 million at December 31, 1997 and 1996, respectively.

Derivatives

The Company uses interest rate swap and cap agreements to manage its interest rate risk and call options on the Standard & Poor's 500 Composite Stock Price Index ("S&P 500 Index") to hedge its obligations to provide returns based upon this index.

The Company utilizes interest rate swap agreements ("swap agreements") and interest rate cap agreements ("cap agreements") to match assets more closely to liabilities. Swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest rates earned on longer-term fixed rate assets with interest rates credited to policyholders.

Cap agreements are agreements with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional balance) to hedge against rising interest rates.
                      KEYPORT LIFE INSURANCE COMPANY

          Notes to Consolidated Financial Statements (continued)

1.  Accounting Policies (continued)

Hedge accounting is applied after the Company determines that the items to be hedged expose it to interest rate or price risk, designates the instruments as hedges, and assesses whether the instruments reduce the indicated risks through the measurement of changes in the value of the instruments and the items being hedged at both inception and throughout the hedge period. From time to time, interest rate swap agreements, cap agreements and call options are terminated. If the terminated position was accounted for as a hedge, realized gains or losses are deferred and amortized over the remaining lives of the hedged assets or liabilities. Conversely, if the terminated position was not accounted for as a hedge, or if the assets and liabilities that were hedged no longer exist, the position is "marked to market" and realized gains or losses are immediately recognized in income.

The net differential to be paid or received on interest rate swap agreements is recognized as a component of net investment income. Premiums paid for interest rate cap agreements are deferred and amortized to net investment income on a straight-line basis over the terms of the agreements. The unamortized premium is included in other invested assets. Amounts earned on interest rate cap agreements are recorded as an adjustment to net investment income. Interest rate swap agreements and cap agreements hedging investments designated as available for sale are adjusted to fair value with the resulting unrealized gains and losses included in stockholder's equity.

Premiums paid on call options are amortized to net investment income over the terms of the contracts. The call options are included in other invested assets and are carried at amortized cost plus intrinsic value, if any, of the call options as of the valuation date. Changes in intrinsic value of the call options are recorded as an adjustment to interest credited to policyholders.

Fee Income

Fees from investment advisory services are recognized as revenues when services are provided. Revenues from fixed and variable annuities and single premium whole life policies include mortality charges, surrender charges, policy fees, and contract fees and are recognized when earned.

Deferred Policy Acquisition Costs

Policy acquisition costs are the costs of acquiring new business which vary with, and are primarily related to, the production of new business. Such costs include commissions, costs of policy issuance, underwriting, and selling expenses. These costs are deferred and amortized in relation to the present value of estimated gross profits from mortality, investment spread, and expense margins. Deferred policy acquisition costs are adjusted for amounts relating to unrealized gains and losses on fixed maturity securities the Company has designated as available for sale. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to stockholder's equity. Deferred policy acquisition costs have been decreased by $126.9 million at December 31, 1997 and decreased by $103.7 million at December 31, 1996, relating to this adjustment.


                      KEYPORT LIFE INSURANCE COMPANY

          Notes to Consolidated Financial Statements (continued)


1.   Accounting Policies (continued)

Value of Insurance in Force

Value of insurance in force represents the actuarially-determined present value of projected future gross profits from policies in force at the date of their acquisition. This amount is amortized in proportion to the projected emergence of profits over periods not exceeding 15 years for annuities and 25 years for life insurance. Interest is accrued on the unamortized balance at the contract rate of 5.34%, 5.30% and 5.58% for the years ended December 31, 1997, 1996 and 1995, respectively.

The value of insurance in force is adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to stockholder's equity. Value of insurance in force has decreased by $31.8 million at December 31, 1997 and decreased by $26.0 million at December 31, 1996, relating to this adjustment.

Estimated net amortization expense of the value of insurance in force as of December 31, 1997 is as follows (in thousands): 1998 - $8,701; 1999 - $10,890; 2000 - $9,926; 2001 - $8,711; 2002 - $7,694; and thereafter -
$39,220.

Intangible Assets

Intangible assets consist of goodwill arising from business combinations accounted for as a purchase. Amortization is provided on a straight-line basis over twenty-five years.

Separate Account Assets and Liabilities

The assets and liabilities resulting from variable annuity and variable life policies are segregated in separate accounts. Separate account assets, which are carried at fair value, consist principally of investments in mutual funds. Investment income and changes in asset values are allocated to the policyholders, and therefore, do not affect the operating results of the Company. The Company provides administrative services and bears the mortality risk related to these contracts. As of December 31, 1997 and 1996, Keyport also classified as separate account assets $65.2 million and $73.8 million, respectively, investments in certain mutual funds sponsored by affiliates of the Company and other investments.
                      KEYPORT LIFE INSURANCE COMPANY

          Notes to Consolidated Financial Statements (continued)


1.  Accounting Policies (continued)

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

Effective July 18, 1997, due to changes in ownership of Liberty Financial, the Company is no longer included in the consolidated federal income tax return of Liberty Mutual. The Company will be eligible to file a consolidated federal income tax return with Liberty Financial in 2002. Independence Life, which until July 18, 1997, was required under federal tax law to file its own federal income tax return, may join with Keyport in a consolidated income tax return filing. Liberty Advisory Services Corporation and Keyport Financial Services Corp. must file separate federal tax returns.

Cash Equivalents

Short-term investments having an original maturity of three months or less are classified as cash equivalents.

                      KEYPORT LIFE INSURANCE COMPANY

          Notes to Consolidated Financial Statements (continued)


1.  Accounting Policies (continued)

Recent Accounting Pronouncements

In January 1998, the FASB voted to proceed with the drafting of an accounting standard titled "Accounting for Derivative Instruments and for Hedging Activities." This accounting standard requires companies to report derivatives on the balance sheet at fair value with changes in fair value recorded in income or equity. The accounting standard also changes the accounting for derivatives used in hedging strategies from traditional deferral accounting to a current recognition approach which could impact a company's income statement and balance sheet and expand the definition of a derivative instrument. The Company is evaluating the impact of this accounting standard. This accounting standard will become effective in 2000.

In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). The relevant provisions of SFAS 125 relating to securities lending, dollar rolls, and other similar secured transactions become effective in 1998. It is not expected that the adoption of SFAS 125 will have a material effect on the Company's consolidated financial position or results of operations.

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

                      KEYPORT LIFE INSURANCE COMPANY

          Notes to Consolidated Financial Statements (continued)


3.  Investments

Fixed Maturities

As of December 31, 1997 and 1996, the Company did not hold any investments in fixed maturities that were classified as held to maturity or trading securities. The amortized cost, gross unrealized gains and losses, and fair value of fixed maturity securities are as follows (in thousands):

                                          Gross      Gross
                            Amortized  Unrealized  Unrealized
December 31, 1997              Cost      Gains       Losses    Fair Value

U.S. Treasury securities     $  128,580  $  1,107  $     (40)  $   129,647
Mortgage backed securities
  of U.S. government
  corporations and agencies   1,089,809    49,536     (1,602)    1,137,743
Debt securities issued by
  foreign governments           272,559    12,694     (4,966)      280,287
Corporate securities          4,744,208   189,387    (83,562)    4,850,033
Other mortgage backed
  securities                  2,325,889    81,886     (2,579)    2,405,196
Asset backed securities       2,200,689    26,178     (3,118)    2,223,749
Senior secured loans            219,884       -          -         219,884

  Total fixed maturities   $ 10,981,618  $360,788  $ (95,867)  $11,246,539

                                         Gross      Gross
                            Amortized  Unrealized  Unrealized
December 31, 1996              Cost      Gains       Losses    Fair Value

U.S. Treasury securities    $    35,308  $    130  $     (87)  $    35,351
Mortgage backed securities
  of U.S. government
  corporations and agencies   1,689,989    41,783     (8,618)    1,723,154
Debt securities issued by
  foreign governments           246,339    11,718       (554)      257,503
Corporate securities          4,093,473   153,422    (12,298)    4,234,597
Other mortgage backed
  securities                  2,413,020    47,596    (23,970)    2,436,646
Asset backed securities       1,736,012    15,531     (6,440)    1,745,103
Senior secured loans            286,290       -          -         286,290

  Total fixed maturities    $10,500,431  $270,180  $ (51,967)  $10,718,644

                      KEYPORT LIFE INSURANCE COMPANY

          Notes to Consolidated Financial Statements (continued)


3.  Investments (continued)

At December 31, 1997, gross unrealized gains on equity securities, interest rate cap agreements and investments in separate accounts aggregated $27.4 million, and gross unrealized losses aggregated $6.9 million, respectively. At December 31, 1996, gross unrealized gains on equity securities, interest rate cap agreements and investments in separate accounts aggregated $29.9 million, and gross unrealized losses aggregated $5.3 million, respectively.

Contractual Maturities

The amortized cost and fair value of fixed maturities by contractual maturity as of December 31, 1997 are as follows (in thousands):


December 31, 1997                       Amortized Cost       Fair Value

Due in one year or less                  $   147,177       $   147,503
Due after one year through five years      1,925,739         1,926,372
Due after five years through ten years     2,350,299         2,419,857
Due after ten years                          942,016           986,119
                                           5,365,231         5,479,851
Mortgage and asset backed securities       5,616,387         5,766,688
                                         $10,981,618       $11,246,539

Actual maturities will differ in some cases from those shown above because borrowers may have the right to call or prepay obligations.

Net Investment Income

Net investment income is summarized as follows (in thousands):

Year Ended December 31            1997           1996            1995

Fixed maturities             $   811,688     $   737,372     $   681,998
Mortgage loans and other
  invested assets                 27,833          11,422          12,881
Policy loans                      32,224          30,188          28,485
Equity securities                  5,443           4,494           4,807
Cash and cash equivalents         34,449          36,138          41,643
  Gross investment income        911,637         819,614         769,814
Investment expenses              (15,311)        (12,708)        (10,837)
Amortization of options and
  interest rate caps             (49,278)        (16,541)         (3,047)
  Net investment income      $   847,048     $   790,365     $   755,930
                      KEYPORT LIFE INSURANCE COMPANY

          Notes to Consolidated Financial Statements (continued)


3.  Investments (continued)

There were no non-income producing fixed maturity investments as of December 31, 1997 or 1996.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) are summarized as follows (in thousands):

Year Ended December 31                     1997         1996        1995

Fixed maturities held to maturity:
  Gross gains                          $     -      $     -       $  1,306
  Gross losses                               -            -            (64)

Fixed maturities available for sale:
  Gross gains                            42,464       24,304         8,156
  Gross losses                          (19,146)     (17,814)      (15,982)

Equity securities                           (51)       1,492          (405)
Investments in separate accounts          7,912         (576)        1,684
Interest rate swaps                          -            -           (860)
Other                                        -          (208)          (13)
Gross realized investment gains
  (losses)                               31,179        7,198        (6,178)

Amortization adjustments of deferred
  policy acquisition costs
  and value of insurance inforce         (6,456)      (1,689)        2,220

Net realized investment gains (losses) $ 24,723     $  5,509      $ (3,958)

Proceeds from sales of fixed maturities available for sale were $2.6 billion, $1.7 billion and $565.4 million, for the years ended December 31, 1997, 1996 and 1995, respectively. The sale of fixed maturities held to maturity during 1995 relate to certain securities, with amortized cost of $15.0 million, which were sold specifically due to a decline in the issuers' credit quality.
                      KEYPORT LIFE INSURANCE COMPANY

          Notes to Consolidated Financial Statements (continued)


3.  Investments (continued)

Deferred tax liabilities for the Company's unrealized investment gains and losses, net of adjustments to deferred policy acquisition costs and value of insurance inforce were $44.3 million and $39.5 million at December 31, 1997 and 1996, respectively.

No  investment in any person or its affiliates (other than bonds issued  by
agencies  of  the  United  States  government)  exceeded  ten  percent   of
stockholder's equity at December 31, 1997.

At  December 31, 1997, the Company did not have a material concentration of
financial   instruments  in  a  single  investee,  industry  or  geographic location.

At December 31, 1997, $1.1 billion of fixed maturities were below investment grade.

4.  Derivatives

Outstanding derivatives, shown in notional amounts along with their carrying value and fair value, are as follows (in thousands):

                                             Assets (Liabilities)
                                      Carrying    Fair   Carrying   Fair
                    Notional Amounts    Value     Value   Value     Value
December 31          1997      1996      1997      1997    1996     1996

Interest rate cap
   agreements   $  250,000 $  450,000 $   102   $    102 $  1,363 $  1,363
Indexed call
  options            -           -     323,343   345,294  109,701  122,395
Interest rate
  swaps          2,575,000  2,275,000  (42,123)  (42,123)  (8,753)  (8,753)

The  interest  rate swap agreements expire in 1998 to 2001.   The  interest
rate  cap  agreements  expire  in 1999 through  2000.   The  call  options'
maturities range from 1998 to 2002.

The Company currently utilizes swap agreements to reduce asset duration and to better match interest rates earned on longer-term fixed rate assets with interest credited to policyholders. Cap agreements are used to hedge against rising interest rates. Call options are used for purposes of hedging the Company's equity-indexed products. The call options hedge the interest credited on these 1, 5 and 7 year term products, which is based on the changes in the S&P 500 Index. At December 31, 1997 and 1996, the Company had approximately $155.0 million and $73.1 million, respectively, of unamortized premium in call option contracts.


                      KEYPORT LIFE INSURANCE COMPANY

          Notes to Consolidated Financial Statements (continued)


4.  Derivatives (continued)

Fair values for swap and cap agreements are based on current settlement values. The current settlement values are based on quoted market prices and brokerage quotes, which utilize pricing models or formulas using current assumptions. Fair values for call options are based quoted market prices.

Deferred losses of $5.1 million and $7.9 million as of December 31, 1997 and 1996, respectively, resulting from terminated interest rate swap agreements are included with the related fixed maturity securities to which the hedge applied and are being amortized over the life of such securities.

There are risks associated with some of the techniques the Company uses to match its assets and liabilities. The primary risk associated with swap, cap and call option agreements is the risk associated with counterparty nonperformance. The Company believes that the counterparties to its swap, cap and call option agreements are financially responsible and that the counterparty risk associated with these transactions is minimal.

5.  Income Taxes

Income tax expense (benefit) is summarized as follows (in thousands):

Year Ended December 31        1997        1996            1995

Current                  $ (48,477)     $  52,369        $  37,746
Deferred                   107,567         (5,147)             585
                         $  59,090      $  47,222        $  38,331

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows (in thousands):

Year Ended December 31               1997          1996           1995

Expected income tax expense       $  60,427    $  48,246       $  37,779
Increase (decrease) in income
  taxes resulting from:
    Nontaxable investment income     (1,416)      (1,216)         (1,737)
    Amortization of goodwill            396          396             396
    Other, net                         (317)        (204)          1,893
Income tax expense                $  59,090    $  47,222       $  38,331


                      KEYPORT LIFE INSURANCE COMPANY

          Notes to Consolidated Financial Statements (continued)

5.  Income Taxes (continued)

The components of deferred federal income taxes are as follows (in thousands):

December 31                                 1997                    1996

Deferred tax assets:
  Policy liabilities                   $   124,250            $   171,327
  Guaranty fund expense                      2,795                  6,260
  Net operating loss carryforwards           2,111                  2,667
  Other                                      1,205                  3,915
    Total deferred tax assets              130,361                184,169

Deferred tax liabilities:
  Deferred policy acquisition costs        (56,331)               (63,076)
  Value of insurance in force and
    intangible assets                      (18,022)               (20,539)
  Excess of book over tax basis of
    investments                           (178,697)              (118,403)
  Separate account asset                      (645)                (4,557)
  Deferred loss on interest rate swaps      (1,792)                (2,765)
  Other                                     (7,877)                  (576)
    Total deferred tax liabilities        (263,364)              (209,916)
      Net deferred tax liability       $  (133,003)           $   (25,747)

As of December 31, 1997, the Company had approximately $6.0 million of purchased net operating loss carryforwards (relating to the acquisition of Independence Life). Utilization of these net operating loss carryforwards, which expire through 2006, is limited to use against future profits of Independence Life. The Company believes that it is more likely than not that it will realize the benefit of its deferred tax assets.

Income taxes refunded were $8.0 million in 1997 and income taxes paid were $46.9 million and $44.7 million in 1996 and 1995, respectively.

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



                      KEYPORT LIFE INSURANCE COMPANY

          Notes to Consolidated Financial Statements (continued)


6.  Retirement Plans (continued)

The Company also has an unfunded non-qualified Supplemental Pension Plan ("Supplemental Plan") collectively with the Plan, (the "Plans"), to replace benefits lost due to limits imposed on Plan benefits under the Internal Revenue Code.

The following table sets forth the Plans' funded status.

December 31                                          1997          1996
(Dollars in thousands)

Actuarial present value of benefit obligations:
    Vested benefit obligations                     $    8,374    $   7,172
    Accumulated benefit obligation                 $    9,500    $   7,963

Projected benefit obligation                       $   12,594    $  10,559
Plan assets at fair value                              (7,801)      (6,399)
Projected benefit obligation in excess of the
    Plans' assets                                       4,793        4,160
Unrecognized net actuarial loss                        (1,727)      (1,496)
Prior service cost not yet recognized in net
    periodic pension cost                                (160)        (183)
Accrued pension cost                               $    2,906    $   2,481

The assumptions used to develop the actuarial present value of the projected benefit obligation and the expected long-term rate of return on plan assets are as follows:

Year Ended December 31                            1997      1996      1995

Pension cost includes the following components:
Service cost benefits earned during the period   $  804   $  717   $  541
Interest cost on projected benefit obligation       829      725      603
Actual return on Plan assets                       (898)    (732)    (999)
Net amortization and deferred amounts               396      357      600
Total net periodic pension cost                  $1,131   $1,067   $  745

Discount rate                                      7.25%    7.50%    7.25%
Rate of increase in compensation level             5.00%    5.25%    5.25%
Expected long-term rate of return on assets        8.50%    8.50%    8.50%

The Company provides various other funded and unfunded defined contribution plans, which include savings and investment plans and supplemental savings plans. For each of the years ended December 31, 1997, 1996 and 1995, expenses related to these defined contribution plans totaled (in thousands) $702, $590 and $595, respectively.


                      KEYPORT LIFE INSURANCE COMPANY

          Notes to Consolidated Financial Statements (continued)


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

Other invested assets: With the exception of call options, the carrying value for assets classified as other invested assets in the accompanying balance sheets approximates their fair value. Fair values for call options are based on market prices quoted by the counterparty to the respective call option contract.

Cash and cash equivalents: The carrying value of cash and cash equivalents approximates fair value.

Policy liabilities: Deferred annuity contracts are assigned fair value equal to current net surrender value. Annuitized contracts are valued based on the present value of the future cash flows at current pricing rates.

                      KEYPORT LIFE INSURANCE COMPANY

          Notes to Consolidated Financial Statements (continued)

7. Fair Value of Financial Instruments (continued)

The fair values and carrying values of the Company's financial instruments are as follows (in thousands):

December 31                           1997                    1996
                              Carrying      Fair      Carrying      Fair
                               Value       Value       Value       Value
Assets:
 Fixed maturity securities  $11,246,539 $11,246,539 $10,718,644 $10,718,644
 Equity securities               40,856      40,856      35,863      35,863
 Mortgage loans                  60,662      63,007      67,005      73,424
 Policy loans                   554,681     554,681     532,793     532,793
 Other invested assets          440,773     462,724     183,622     196,316
 Cash and cash equivalents    1,162,347   1,162,347     767,385     767,385

Liabilities:
 Policy liabilities          12,086,076  11,366,534  11,637,528  11,127,352

8. Quarterly Financial Data, in thousands (unaudited)

Quarter Ended 1997     March 31     June 30    September 30    December 31

Investment income     $ 206,515   $ 210,655     $ 210,365      $ 219,513
Interest credited to
  policyholders        (147,313)   (147,224)     (150,875)      (148,672)
Investment spread        59,202      63,431        59,490         70,841
Net realized
  investment gains       12,796       2,669         4,951          4,307
Fee income                8,252       8,578         9,841          9,682
Pretax income            47,423      39,914        39,876         45,438
Net income               31,538      26,095        26,377         29,551

Quarter Ended 1996     March 31     June 30    September 30    December 31

Investment income     $ 187,728   $ 188,334     $ 200,253      $ 214,050
Interest credited to
  policyholders        (138,109)   (136,161)     (146,071)      (152,378)
Investment spread        49,619      52,173        54,182         61,672
Net realized
  investment gains
  (losses)                2,052      (2,487)          755          5,189
Fee income                7,769       8,006         9,015          8,744
Pretax income            30,340      29,650        34,575         43,281
Net income               19,688      19,943        22,289         28,704



                      KEYPORT LIFE INSURANCE COMPANY

          Notes to Consolidated Financial Statements (continued)



9.  Statutory Information

The Company is domiciled in Rhode Island and prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the State of Rhode Island Insurance Department. Statutory surplus and statutory net income differ from stockholder's equity and net income reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, policy liabilities are based on different assumptions, and income tax expense reflects only taxes paid or currently payable. The Company's statutory surplus and net income are as follows (in thousands):

Year Ended December 31          1997            1996            1995

Statutory surplus           $  702,610      $  567,735      $  535,179
Statutory net income           107,130          40,237          38,264

10.  Transactions with Affiliated Companies

The Company reimbursed Liberty Financial and certain affiliates for expenses incurred on its behalf for the years ended December 31, 1997, 1996 and 1995. These reimbursements included corporate, general, and administrative expenses, corporate overhead, such as executive and legal support, and investment management services. The total amounts reimbursed were $7.8 million for the years ended December 31, 1997 and 1996 and $7.6 million for the year ended December 31, 1995. In addition, certain affiliated companies distribute the Company's products and were paid $7.2 million, $6.4 million and $7.6 million by the Company for the years ended December 31, 1997, 1996, and 1995, respectively.

Keyport has mortgage notes in the original principal amount of $100.0 million on properties owned by certain indirect subsidiaries of Liberty Mutual. The notes were purchased for their face value. Liberty Mutual has agreed to provide credit support to the obligors under these notes with respect to certain payments of principal and interest thereon. As of December 31, 1997 and 1996, the amounts outstanding were $39.5 million.

Dividend payments to Liberty Financial from the Company are governed by insurance laws which restrict the maximum amount of dividends that may be paid without prior approval of the State of Rhode Island Insurance
Department. As of December 31, 1997, the maximum amount of dividends (based on statutory surplus and statutory net gains from operations) which may be paid by Keyport was approximately $70.3 million without such approval.

                      KEYPORT LIFE INSURANCE COMPANY

          Notes to Consolidated Financial Statements (continued)



11. Commitments and Contingencies

Leases: The Company leases data processing equipment, furniture and certain office facilities from others under operating leases expiring in various years through 2008. Rental expense (in thousands) amounted to $3,408, $3,213 and $3,221 for the years ended December 31, 1997, 1996 and 1995, respectively. For each of the next five years, and in the aggregate, as of December 31, 1997, the following are the minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year (in thousands):


                           Year         Payments

                           1998         $     3,536
                           1999               3,505
                           1990               3,273
                           2001               3,178
                           2002                 288
                           Thereafter         1,248
                                        $    15,028

Legal Matters: The Company is involved at various times in litigation common to its business. In the opinion of management, provisions made for potential losses are adequate and the resolution of any such litigation is not expected to have a material adverse effect on the Company's financial condition or its results of operations.

Regulatory Matters: Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. In 1997, 1996 and 1995, the Company was assessed $5.9 million, $10.0 million, and $8.1 million, respectively. During 1997, 1996 and 1995, the Company recorded $1.0 million, $1.0 million, and $2.0 million, respectively, of provisions for state guaranty fund association expense. At December 31, 1997 and 1996, the reserve for such assessments was $8.0 million and $12.9 million, respectively.




                                                                 Schedule I

                      KEYPORT LIFE INSURANCE COMPANY
                          SUMMARY OF INVESTMENTS
                              (in thousands)

                                                   December 31, 1997
                                                                    Balance
                                           Amortized                 Sheet
Type of investment                           Cost     Fair Value     Amount
Fixed maturities:
  U.S. Treasury securities and
    obligations of U.S.
    government corporations
    and agencies                       $1,218,389   $1,267,390  $1,267,390
  Foreign governments                     272,559      280,287     280,287
  Corporate and other securities        7,164,782    7,293,666   7,293,666
  Mortgage backed securities            2,325,889    2,405,196   2,405,196
     Total fixed maturities            10,981,619   11,246,539  11,246,539
Equity securities:
  Common stocks:
    Industrial, miscellaneous
      and all other                        21,950       40,856      40,856
Mortgage loans on real estate1             60,662       63,007      60,662
Policy loans                              554,681      554,681     554,681
Other long term investments               440,773      462,724     440,773

       Total investments              $12,059,685  $12,367,807  $12,343,511

   1  Includes mortgage notes relating to certain investment property owned by Liberty Mutual in the amount of $39,500 at December 31, 1997.
                                                             Schedule III

                      KEYPORT LIFE INSURANCE COMPANY
                    SUPPLEMENTARY INSURANCE INFORMATION
                              (in thousands)

                    Three Years Ended December 31, 1997


Column A            Column B    Column C    Column D   Column E   Column F
                    Deferred  Policyholder  Unearned    Policy   Insurance
                     policy      account    premiums   contract   revenues
                  acquisition    balances               claims
                    costs       and future             and other
                                  policy                policy-
                                 benefits               holders'
                                                         funds
December 31, 1997
Interest sensitive
  products            $232,039   $12,031,829    NA    $54,247      $33,092

December 31, 1996
Interest sensitive
  products            $250,355   $11,610,418    NA    $27,110      $30,921

December 31, 1995
Interest sensitive
  products            $179,672   $10,063,312    NA    $21,080      $27,926

Column A            Column G    Column H    Column I    Column J   Column K
                    Net         Interest   Amortization  Other     Premiums
                    investment  credited   of deferred  operating  written
                    income      to policy-  policy      expenses
                                holders     acqui-
                                and policy   sition
                                benefits      costs
                                and claims
December 31, 1997
Interest sensitive
  products            $847,048   $598,008    $75,906    $61,559       NA

December 31, 1996
Interest sensitive
  products            $790,365   $576,196    $60,225    $55,141       NA

December 31, 1995
Interest sensitive
  products            $755,930   $560,173    $58,541    $55,084       NA



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston and the Commonwealth of Massachusetts on March 27, 1998.

                                        Keyport Life Insurance Company


                                          By:  /s/ John W. Rosensteel
                                               ------------------------
                                                John W. Rosensteel
                                                President and
                                                Chief Executive Officer



Signature                          Title                         Date

/s/  Kenneth R. Leibler *    Chairman of the Board           March 27, 1998
Kenneth R. Leibler

/s/  John W. Rosensteel      President and Chief Executive   March 27, 1998
John W. Rosensteel           Officer

/s/  Bernhard M. Koch        Senior Vice President and       March 27, 1998
Bernard M. Koch              Chief Financial Officer
                             (Principal Financial Officer)

/s/  Jeffery J. Whitehead    Vice President and Treasurer    March 27, 1998
Jeffery J. Whitehead         (Principal Accounting Officer)

/s/  F. Remington Ballou *   Director                        March 27, 1998
F. Remington Ballou

/s/  Frederick Lippit *      Director and Assistant          March 27, 1998
Frederick Lippit                Secretary

/s/  Robert C. Nyman *       Director                        March 27, 1998
Robert C. Nyman




* John W. Rosensteel has signed this document on the indicated date on behalf of each of the above mentioned Directors and Officers of the Registrant pursuant to powers of attorney duly executed by such persons and included as part of Exhibit 16 in Post-Effective Amendment No. 6 to Registration Statement on Form N-4 filed on or about November 14, 1997 (File No. 333-1043; 811-7543).








                               Exhibit Index


Exhibit
Nmber     Description                                                  Page

2          Subsidiaries of the Company                                  25

3(i) Articles of Incorporation -- Incorporated by Reference to Registration Statement on Form N-4, filed on February 16, 1996 (File No. 333-01043; 811-07543)

3(ii)      By-laws -- Incorporated by Reference to Registration
           Statement on Form N-4, filed on February 16, 1996
           (File No. 333-01043; 811-07543)

10.1 Coinsurance Agreement by and between Fidelity and Guaranty Life Insurance Company and Keyport Life
           Insurance Company incorporated by reference to Form 10-K filed on or about March 31, 1997

23         Consent of Independent Auditors

24 Powers of Attorney are incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on
           Form N-4 (File No. 333-1043) filed on or about November
           14, 1997

27         Financial Data Schedule


                                                                  Exhibit 2


                      KEYPORT LIFE INSURANCE COMPANY
                        SUBSIDIARIES OF THE COMPANY


Independence Life & Annuity Company

Liberty Advisory Services Corp.

Keyport Financial Services Corp.

American Benefit Life Insurance Company
  (to be renamed Keyport Benefit Life Insurance Company on or about April 1, 1998)


                                                             Exhibit 23



                      Consent of Independent Auditors






We consent to the inclusion of our report dated February 3, 1998, with respect to the consolidated financial statements and schedules of Keyport Life Insurance Company included in the Annual Report (Form 10-K Nos. 33-3630 and 333-1783) for the year ended December 31, 1997.










                                                  /s/ERNST & YOUNG LLP

Boston, Massachusetts
March 25, 1998