Form 10-Q
period 1998-03-31
KEYPORT LIFE INSURANCE CO
filed 1998-05-15
CIK 877494

File Nos. 333-01783
                                                                333-13609
                    SECURITIES AND EXCHANGE COMMISSION          33-3630
                          Washington, D.C. 20549


                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       March 31, 1998

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to _______________


               Commission file numbers  33-3630 and 333-1783

                      KEYPORT LIFE INSURANCE COMPANY
          (Exact name of registrant as specified in its charter)

           Rhode Island                                05-0302931
(State of other jurisdiction of incorporation       (I.R.S. Employer
 or organization)                                    Identification No.)


        125 High Street, Boston, Massachusetts           02110-2712
       (Address of principal executive offices)          (Zip Code)


                              (617) 526-1400
           (Registrant's telephone number, including area code)

_________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        [X] Yes     [  ] No

    There were 2,412,000 shares of the registrant's Common Stock, $1.25 par value, outstanding as of March 31, 1998.


Exhibit Index - Page 15                                    Page 1 of 16


                      KEYPORT LIFE INSURANCE COMPANY
     QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1998


                             TABLE OF CONTENTS


Part I.  FINANCIAL INFORMATION                                  Page

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1998
           and December 31, 1997                                  3

         Consolidated Income Statements for the Three Month
           Periods Ended March 31, 1998 and 1997                  4

         Consolidated Statements of Cash Flows for the
           Three Month Periods Ended March 31, 1998 and 1997      5

         Notes to Consolidated Financial Statements             6-7

Item 2.  Management's Discussion and Analysis of Results
          of Operations and Financial Condition                8-13

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        13

Signatures                                                       14

Exhibit Index                                                    15


                      KEYPORT LIFE INSURANCE COMPANY

                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)


                                             March 31,       December 31,
                  ASSETS                       1998              1997
                                             Unaudited
Cash and investments:
 Fixed maturities available for sale
  (amortized cost: 1998 - $10,915,733;
  1997 - $10,981,618)                       $11,187,372       $11,246,539
 Equity securities (cost: 1998 - $22,207;
  1997 - $21,950)                                41,456            40,856
 Mortgage loans                                  59,249            60,662
 Policy loans                                   563,722           554,681
 Other invested assets                          543,923           440,773
 Cash and cash equivalents                    1,296,254         1,162,347
     Total cash and investments              13,691,976        13,505,858

Accrued investment income                       166,898           165,035
Deferred policy acquisition costs               236,548           232,039
Value of insurance in force                      52,714            53,298
Intangible assets                                19,024            18,058
Income taxes recoverable                         44,178            22,537
Other assets                                    187,962            16,175
Separate account assets                       1,469,452         1,329,189
     Total assets                           $15,868,752       $15,342,189

                  LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
 Policy liabilities                         $12,161,580       $12,086,076
 Deferred income taxes                          166,815           133,003
 Payable for investments purchased and
  loaned                                        971,095           722,116
 Other liabilities                               34,645            34,015
 Separate account liabilities                 1,401,439         1,263,958
     Total liabilities                       14,735,574        14,239,168

Stockholder's equity:
 Common stock, $1.25 par value; authorized
  8,000 shares; issued and outstanding
  2,412 shares                                    3,015             3,015
 Additional paid-in capital                     505,933           505,933
 Accumulated other comprehensive income          86,385            82,277
 Retained earnings                              537,845           511,796
     Total stockholder's equity               1,133,178         1,103,021

     Total liabilities and stockholder's
      equity                                $15,868,752       $15,342,189


                          See accompanying notes


                      KEYPORT LIFE INSURANCE COMPANY

                      CONSOLIDATED INCOME STATEMENTS
                              (in thousands)
                                 Unaudited


                                             Three Months Ended
                                                  March 31,
                                             1998         1997

Investment income                          $ 206,075    $ 206,515
Interest credited to policyholders           142,136      147,313
Investment spread                             63,939       59,202
Net realized investment gains                    818       12,796
Fee income:
 Surrender charges                             4,211        3,536
 Separate account fees                         4,708        3,939
 Management fees                                 958          777
Total fee income                               9,877        8,252

Expenses:
 Policy benefits                                (460)      (1,021)
 Operating expenses                          (15,539)     (12,030)
 Amortization of deferred policy
  acquisition costs                          (18,975)     (16,257)
 Amortization of value of insurance in force  (1,476)      (3,237)
 Amortization of intangible assets              (314)        (282)
Total expenses                               (36,764)     (32,827)

Income before income tax expense              37,870       47,423
Income tax expense                           (11,821)     (15,885)

                   Net income              $  26,049    $  31,538


                          See accompanying notes



                      KEYPORT LIFE INSURANCE COMPANY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                 Unaudited

                                                 Three Months Ended
                                                     March 31,
                                                 1998          1997
Cash flows from operating activities:
 Net income                                   $   26,049    $   31,538
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Interest credited to policyholders            142,136       147,313
   Net realized investment gains                    (818)      (12,796)
   Amortization of value of insurance
    in force and intangible assets                 1,790         3,519
   Net amortization on investments                39,349        (8,125)
   Change in deferred policy acquisition
    costs                                           (202)         (575)
   Change in current and deferred income
    taxes                                         31,516        15,877
   Net change in other assets and
    liabilities                                  (21,652)          300
        Net cash provided by operating
         activities                              218,168       177,051

Cash flows from investing activities:
 Investments purchased - available
  for sale                                    (1,155,234)     (702,830)
 Investments sold - available for sale         1,034,044       243,596
 Investments matured - available for sale        287,541       450,492
 Increase in policy loans                         (9,041)       (6,027)
 Decrease in mortgage loans                        1,413         1,697
 Other invested assets sold (purchased), net       9,937       (21,516)
 Value of business acquired, net of cash          (3,999)          -
        Net cash provided by (used in)
         investing activities                    164,661       (34,588)

Cash flows from financing activities:
 Withdrawals from policyholder accounts         (393,125)     (299,445)
 Deposits to policyholder accounts               167,411       202,354
 Securities lending                              (23,208)      223,707
        Net cash (used in) provided by
         financing activities                   (248,922)      126,616

Change in cash and cash equivalents              133,907       269,079
Cash and cash equivalents at beginning
 of year                                       1,162,347       767,385
Cash and cash equivalents at end of year      $1,296,254    $1,036,464


                          See accompanying notes

                      KEYPORT LIFE INSURANCE COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Unaudited

1.   General

The accompanying unaudited consolidated financial statements of Keyport Life Insurance Company (the Company) includes all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company's financial position and results of operations as of and for the interim periods presented. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the
Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1997 Form 10-
K. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform with the current period presentation.

2.   Investments

The Company's general investment policy is to hold fixed maturity assets for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and enable appropriate tax planning, the Company classifies fixed maturity investments as "available for sale", which are carried at fair value.

3.   Acquisitions

On January 2, 1998, the Company acquired the common stock of American Benefit Life Insurance Company, renamed Keyport Benefit Life Insurance Company on March 31, 1998, a New York insurance company, for $7.4 million. The acquisition was accounted for as a purchase and, accordingly, operating results are included in the consolidated financial statements from the date of acquisition. In connection with the acquisition, the Company acquired assets with a fair value of $9.4 million and assumed liabilities of $3.2 million.

4.   Recent Accounting Change

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement did not have any impact on the Company's net income or stockholder's equity. FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholder's equity, to be included in accumulated other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of FAS 130.

Total comprehensive income (loss), net of tax, for the three month periods ended March 31, 1998 and 1997, amounted to $30.2 million and $(11.7) million, respectively.


                      KEYPORT LIFE INSURANCE COMPANY

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 Unaudited

5.   Recent Accounting Proposal

In April 1998, the Financial Accounting Standards Board voted to proceed with the drafting of an accounting statement "Accounting for Derivative Instruments and for Hedging Activities", which is expected to be issued by mid-June. This statement will standardize the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. This statement will be effective for fiscal years beginning after June 15, 1999. Earlier adoption is permitted as of July 1, 1998. The Company is evaluating the impact of this statement.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

      Net income was $26.0 million in the first quarter of 1998 compared to $31.5 million in the first quarter of 1997. The decrease of $5.5 million in the first quarter of 1998 compared to the first quarter of 1997 resulted primarily from lower net realized investment gains and higher operating expenses, partially offset by higher investment spread, lower income tax expense and higher fee income.

      Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited to policyholder balances. Investment spread was $63.9 million in the first quarter of 1998 compared to $59.2 million in the first quarter of 1997. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage, which amounted to 1.85% in the first quarter of 1998 and 1997.

      Investment income was $206.1 million in the first quarter of 1998 compared to $206.5 million in the first quarter of 1997. The decrease of $0.4 million in 1998 compared to 1997 primarily relates to a $10.5 million decrease resulting from a lower average investment yield, substantially offset by a $10.1 million increase as a result of a higher level of average invested assets. The first quarter 1998 investment income was net of $17.3 million of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities compared to $7.8 million in the first quarter of 1997. The average investment yield was 6.54% in the first quarter of 1998 compared to 6.89% in the first quarter of 1997.

     Interest credited to policyholders totaled $142.1 million in the first quarter of 1998 compared to $147.3 million in the first quarter of 1997. The decrease of $5.2 million in 1998 compared to 1997 primarily relates to a $10.2 million decrease resulting from a lower average interest credited rate, partially offset by a $5.0 million increase as a result of a higher level of average policyholder balances. Policyholder balances averaged $12.1 billion (including $10.5 billion of fixed products and $1.6 billion of equity-indexed annuities) in the first quarter of 1998 compared to $11.7 billion (including $10.8 billion of fixed products and $0.9 billion of equity-indexed annuities) for the first quarter of 1997. The average interest credited rate was 4.69% (5.31% on fixed products and 0.85% on equity-indexed annuities) for the first quarter of 1998 compared to 5.04% (5.37% on fixed products and 0.85% on equity-indexed annuities) in the first quarter of 1997. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 55% to 95%) of the change in value of the S&P 500 Index. The Company's equity-indexed annuities also provide a full guarantee of principal if held to term, plus interest at 0.85% annually. For each of the periods presented, the interest credited to equity-indexed policyholders related to the participation rate was offset by investment income recognized on the S&P 500 Index call options, resulting in an 0.85% net credited rate.

      Average investments (computed without giving effect to SFAS 115), including a portion of the Company's cash and cash equivalents, were $12.6 billion in the first quarter of 1998 compared to $12.0 billion in the first quarter of 1997. The increase of $0.6 billion in the first quarter of 1998 compared to 1997 primarily relates to reinvestment of portfolio earnings.

      Net realized investment gains were $0.8 million in the first quarter of 1998 compared to $12.8 million in the first quarter of 1997. The net realized investment gains in 1997 included gains on the sales of fixed maturity investments of $7.2 million and gains on sales of other invested assets in separate account mutual funds sponsored by the Company of $5.6 million. Sales of fixed maturity investments generally are made to maximize total return.

      Surrender  charges  are revenues earned on the  early  withdrawal  of fixed, indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $4.2 million in the first quarter of 1998 compared to $3.5 million in the first quarter of 1997.

      On an annualized basis, total fixed, equity-indexed and variable annuity withdrawals represented 14.1% and 11.2% of the total average annuity policyholder and separate account balances for the first quarter of 1998 and 1997, respectively. The increase in annualized withdrawals in 1998 was primarily attributable to surrenders of a certain block of single premium deferred annuities which came out of their surrender charge period during the first quarter of 1998; excluding these surrenders, the withdrawal percentage in 1998 was 11.6%.

      Separate account fees are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These fees, which are based on the market values of the assets supporting the contracts in separate accounts, were $4.7 million in the first quarter of 1998 compared to $3.9 million in the first quarter of 1997. Such fees represented 1.43% and 1.55% of average variable annuity and variable life separate account balances for the three month periods ended March 31, 1998 and 1997, respectively.

      Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the levels of assets under management, which are affected by product sales and redemptions and changes in the market values of the investments managed. Management fees were $1.0 million in the first quarter of 1998 compared to $0.8 million in the first quarter of 1997. The increase of $0.2 million in 1998 compared to 1997 primarily reflects a higher level of average assets under management.

      Operating expenses primarily represent compensation and other general and administrative expenses. These expenses were $15.5 million in the first quarter of 1998 compared to $12.0 million in the first quarter of 1997. The increase in 1998 compared to 1997 was primarily due to higher compensation expense and an increase in certain marketing activities.

     Amortization of deferred policy acquisition costs relates to the costs of acquiring new business that varies with, and are primarily related to, the production of new annuity business. Such costs include commissions, cost of policy issuance, underwriting and selling expenses. Amortization was $19.0 million in the first quarter of 1998 compared to $16.3 million in the first quarter of 1997. The increase in amortization in 1998 compared to 1997 was due to the increase in investment spread income from the growth of business in force associated with fixed and indexed products and the increased sales of variable annuity policies. Amortization expense represented 29.7% and 27.5%, on an annualized basis, of investment spread for 1998 and 1997, respectively.

      Amortization of value of insurance in force totaled $1.5 million in the first quarter of 1998 compared to $3.2 million in the first quarter of 1997. The decrease in amortization in 1998 compared to 1997 was due to reduced amortization related to a change in mortality assumptions.

      Income tax expense was $11.8 million or 31.2% of pretax income in the first quarter of 1998 compared to $15.9 million, or 33.5% of pretax income for the first quarter of 1997.

Financial Condition

      Stockholder's Equity as of March 31, 1998 was $1.13 billion compared to $1.10 billion as of December 31, 1997. The increase in stockholder's equity was due to $26.1 million of net income for the period and appreciation of available for sale securities.

      Investments not including cash and cash equivalents totaled $12.4 billion at March 31, 1998 compared to $12.3 billion at December 31, 1997.

      The Company's general investment policy is to hold fixed maturity assets for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its fixed maturity portfolio as "available for sale" and carries such investments at fair value. The Company's total investments at March 31, 1998 and December 31, 1997 reflected net unrealized gains of $276.1 million and $280.3 million, respectively, relating to its fixed maturity and equity portfolios.

      Approximately $11.0 billion, or 80.5%, of the Company's general account investments at March 31, 1998, was rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the NAIC. At March 31, 1998, the carrying value of investments in below investment grade securities totaled $1.1 billion, or 8.0% of general account investments of $13.7 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

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

The Company conducts its investment operations to closely match the duration of the assets in its investment portfolio to its policyholder balances. The Company seeks to achieve an acceptable spread between what it earns on its assets and interest credited on its policyholder balances by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges to encourage persistency and make the cost of its policyholder balances more predictable. Approximately 82.2% of the Company's fixed annuity policyholder balances were subject to surrender charges at March 31, 1998.

As part of its asset-liability management discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view toward maintaining a desired investment spread between the yield on portfolio assets and the interest credited on its policyholder balances under a variety of possible future interest rate scenarios. At March 31, 1998 the effective duration of the Company's fixed maturities investments (including certain cash and cash equivalents) was approximately 2.9. Effective duration is a common measure for the price sensitivity of a fixed-income portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio when interest rates change by 100 basis points. This measure includes the impact of estimated changes in portfolio cash flows from features, such as prepayments and bond calls.

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements and interest rate cap agreements to match assets more closely to liabilities. Swap agreements are agreements to exchange with counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. The Company had 46 and 45 outstanding swap agreements at March 31, 1998 and December 31, 1997, respectively, with an aggregate notional principal amount of $2.6 billion.

Cap agreements are agreements with a counterparty that require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had interest rate cap agreements with an aggregate notional amount of $250.0 million as of March 31, 1998 and December 31, 1997, respectively.

With respect to the Company's equity-indexed annuities, the Company buys call options on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a book value of $478.6 million and $323.3 million as of March 31, 1998 and December 31, 1997, respectively.

There are risks associated with some of the techniques the Company uses to match its assets and liabilities. The primary risk associated with swap, cap and call option agreements is counterparty nonperformance. The Company believes that the counterparties to its swap, cap and call option agreements are financially responsible and that the counterparty risk associated with these transactions is minimal. In addition, swap agreements have interest rate risk and call options have stock market risk. These swap and cap agreements hedge fixed-rate assets and the Company expects that any interest rate movements that adversely affect the market value of swap and cap agreements would be offset by changes in the market values of such fixed rate assets. However, there can be no assurance that these hedges will be effective in offsetting the potential adverse effects of changes in interest rates. Similarly, the call options hedge the Company's obligations to provide returns on equity-indexed annuities based upon the S&P 500 Index, and the Company believes that any stock market movements that adversely affect the market value of S&P 500 Index call options would be substantially offset by a reduction in policyholder liabilities. However, there can be no assurance that these hedges will be effective in offsetting the potentially adverse effects of changes in S&P 500 Index levels. The Company's profitability could be adversely affected if the value of its swap and cap agreements increase less than (or decrease more than) the change in the market value of its fixed rate assets and/or if the value of its S&P 500 call options increase less than (or decrease more than) the value of the guarantees made to equity-indexed policyholders.

The Company routinely reviews its portfolio of investment securities. The Company identifies monthly any investments that require additional monitoring, and carefully reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports and other externally generated information concerning the creditor's affairs. In the case of publicly traded fixed maturity investments, management also considers market value quotations, if available. There were no fixed maturity investments classified as nonaccrual at March 31, 1998.

Liquidity

The  Company's  liquidity  needs and financial  resources  pertain  to  the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses, policy acquisition costs, and the purchase of investments. The Company generates cash from annuity premiums and deposits, net investment income, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At March 31, 1998, $10.6 billion, or 77.6%, of the Company's general account investments are considered readily marketable.

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

Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to Liberty Financial, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of March 31, 1998, the amount of dividends that the Company could pay without such approval was $70.3 million.

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

Computer applications that are affected by the Year 2000 issue could impact Keyport's business functions in various ways, ranging from a complete inability to perform critical business functions to a loss of productivity in varying degrees. Likewise, the failure of some computer applications could have no impact on critical business functions.

Keyport is assessing and addressing the Year 2000 issue by implementing a four-step plan. The first two steps involve inventorying all the computer applications that support Keyport's business functions and prioritizing computer applications that are affected by the Year 2000 issue based upon the degree of impact each has on the functioning of Keyport's business units. The first two steps of the plan are substantially complete.

The final two steps of the four-step plan involve remediation of affected computer applications (i.e., repairing or replacing programs, including those which interface with third-party computer applications that have unremediated Year 2000 issues, and appropriate testing) and reinstallation of computer applications. For computer applications that are "mission critical" (i.e., their failure would result in the complete inability to perform critical business functions), Keyport expects to complete the final two steps of the plan by December 31, 1998. Remediation and reinstallation of non-critical computer applications are scheduled to be completed by December 31, 1999.

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



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit

     #27  Financial Data Schedule - page 16

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended March 31, 1998.










                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    KEYPORT LIFE INSURANCE COMPANY

                                       /s/ Bernhard M. Koch
                                           Bernhard M. Koch
                                      Senior Vice President and
                                       Chief Financial Officer
                                     (Principal Financial Officer)


                                      /s/ Jeff Whitehead
                                         Jeff Whitehead
                                     Vice President and Treasurer
                                       (Chief Accounting Officer)





Date:  May 14, 1998













                               Exhibit Index



Exhibit No.   Description                                Page

   27         Financial Data Schedule                     16



[TYPE]                         EX-27
[DESCRIPTION]                  ART.  7 FDS FOR 1ST QUARTER 10-Q
[ARTICLE]                      7
[MULTIPLIER]                   1,000

[PERIOD-TYPE]                  3-MOS
[FISCAL-YEAR-END]              DEC-31-1998
[PERIOD-END]                   MAR-31-1998
<DEBT-HELD-FOR SALE>           11,187,372
[DEBT-CARRYING-VALUE]                    0
[DEBT-MARKET-VALUE]                      0
[EQUITIES]                         41,456
[MORTGAGE]                         59,249
[REAL-ESTATE]                           0
[TOTAL-INVEST]                 13,691,976
[CASH]                          1,296,254
[RECOVER-REINSURE]                       0
[DEFERRED-ACQUISITION]            236,548
[TOTAL-ASSETS]                 15,868,752
<POLICY LOSSES>                         0
[UNEARNED-PREMIUMS]                     0
[POLICY-OTHER]                 12,161,580
[POLICY-HOLDER-FUNDS]                   0
[NOTES-PAYABLE]                         0
[PREFERRED-MANDATORY]                   0
[PREFERRED]                             0
[COMMON]                            3,015
[OTHER-SE]                      1,130,163
<TOTAL-LIABILITY-AND EQUITY>   15,868,752
[PREMIUMS]                              0
[INVESTMENT-INCOME]               206,075
[INVESTMENT-GAINS]                    818
[OTHER-INCOME]                      9,877
[BENEFITS]                            460
[UNDERWRITING-AMORTIZATION]        18,975
[UNDERWRITING-OTHER]               15,539
[INCOME-PRETAX]                    37,870
[INCOME-TAX]                       11,821
[INCOME-CONTINUING]                     0
[DISCONTINUED]                          0
[EXTRAORDINARY]                         0
[CHANGES]                               0
[NET-INCOME]                       26,049
[EPS-PRIMARY]                           0
[EPS-DILUTED]                           0
[RESERVE-OPEN]                          0
[PROVISION-CURRENT]                     0
[PROVISION-PRIOR]                       0
[PAYMENTS-CURRENT]                      0
[PAYMENTS-PRIOR]                        0
[RESERVE-CLOSE]                         0
[CUMULATIVE-DEFICIENCY]                 0