Form 10-Q
period 1998-06-30
KEYPORT LIFE INSURANCE CO
filed 1998-08-13
CIK 877494

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                             June 30, 1998

                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____________ to __________________________

               Commission file numbers  33-3630 and 333-1783

                      KEYPORT LIFE INSURANCE COMPANY
          (Exact name of registrant as specified in its charter)

             Rhode Island                                   05-0302931
(State of other jurisdiction of incorporation or organization)    (I.R.S.
Employer Identification No.)


         125 High Street, Boston, Massachusetts              02110-2712
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

    There were 2,412,000 shares of the registrant's Common Stock, $1.25 par value, outstanding as of June 30, 1998.


Exhibit Index - Page 15                                     Page 1 of 16


                      KEYPORT LIFE INSURANCE COMPANY
     QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1998


                             TABLE OF CONTENTS


Part I.  FINANCIAL INFORMATION                                   Page

Item 1.    Financial Statements

     Consolidated Balance Sheets as of June 30, 1998 and
          December 31, 1997                                       3

     Consolidated Income Statements for the Three and Six
          Month Periods Ended June 30, 1998 and 1997              4

     Consolidated Statements of Cash Flows for the Six Month
          Periods Ended June 30, 1998 and 1997                    5

     Notes to Consolidated Financial Statements                   6-7

Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition                     8-13


Part II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                       13

Signatures                                                        14

Exhibit Index                                                     15




                      KEYPORT LIFE INSURANCE COMPANY

                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                                June 30,    December 31,
ASSETS                                            1998         1997
                                               Unaudited
Cash and investments:
  Fixed maturities available for sale
    (amortized cost:  1998 - $11,225,320;
    1997 - $10,981,618)                      $ 11,472,187  $ 11,246,539
  Equity securities (cost: 1998 - $43,475;
    1997 - $21,950)                                67,690        40,856
  Mortgage loans                                   57,723        60,662
  Policy loans                                    574,025       554,681
  Other invested assets                           583,032       440,773
  Cash and cash equivalents                     1,230,617     1,162,347
          Total cash and investments           13,985,274    13,505,858

Accrued investment income                         164,264       165,035
Deferred policy acquisition costs                 264,021       232,039
Value of insurance in force                        53,096        53,298
Intangible assets                                  18,710        18,058
Income taxes recoverable                           33,501        22,537
Receivable for investments sold                   102,376         1,398
Other assets                                       24,991        14,777
Separate account assets                         1,488,708     1,329,189

          Total assets                       $ 16,134,941  $ 15,342,189

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

  Policy liabilities                         $ 12,491,397  $ 12,086,076
  Deferred income taxes                           153,514       133,003
  Payable for investments purchased
    and loaned                                    845,356       722,116
  Other liabilities                                40,929        34,015
  Separate account liabilities                  1,447,994     1,263,958
          Total liabilities                    14,979,190    14,239,168

Stockholder's equity:
  Common stock, $1.25 par value; authorized
    8,000 shares; issued and outstanding
    2,412 shares                                    3,015         3,015
  Additional paid-in capital                      505,933       505,933
  Accumulated other comprehensive income           84,866        82,277
  Retained earnings                               561,937       511,796
         Total stockholder's equity             1,155,751     1,103,021

         Total liabilities and
           stockholder's equity              $ 16,134,941  $ 15,342,189

                          See accompanying notes


                      KEYPORT LIFE INSURANCE COMPANY

                      CONSOLIDATED INCOME STATEMENTS
                              (in thousands)
                                 Unaudited

                                 Three Months Ended     Six Months Ended
                                      June 30               June 30
                                  1998       1997       1998       1997

Investment income             $ 200,955   $ 210,655  $ 407,030  $ 417,170
Interest credited
  to policyholders              140,198     147,224    282,334    294,537
Investment spread                60,757      63,431    124,696    122,633
Net realized investment
  (losses) gains                 (2,483)      2,669     (1,665)    15,465
Fee income:
  Surrender charges               5,409       3,765      9,620      7,301
  Separate account fees           5,394       4,010     10,102      7,949
  Management fees                 1,597         803      2,555      1,580
Total fee income                 12,400       8,578     22,277     16,830

Expenses:
  Policy benefits                  (560)     (1,133)    (1,020)    (2,154)
  Operating expenses            (13,611)    (12,036)   (29,150)   (24,066)
  Amortization of deferred
    policy acquisition costs    (18,346)    (19,483)   (37,321)   (35,740)
  Amortization of value of
    insurance in force           (1,216)     (1,830)    (2,692)    (5,067)
  Amortization of intangible
    assets                         (314)       (282)      (628)      (564)
Total expenses                  (34,047)    (34,764)   (70,811)   (67,591)

Income before income taxes       36,627      39,914     74,497     87,337
Income tax expense              (12,535)    (13,819)   (24,356)   (29,704)

          Net income          $  24,092   $  26,095  $  50,141  $  57,633


                          See accompanying notes


                      KEYPORT LIFE INSURANCE COMPANY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                 Unaudited

                                                    Six  Months Ended
                                                        June 30,
                                                 1998               1997
Cash flows from operating activities:
  Net income                                   $    50,141     $    57,633
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Interest credited to policyholders           282,334         294,537
      Net realized investment losses (gains)         1,665         (15,465)
      Amortization of value of insurance
        in force and intangible assets               3,320           5,631
      Net amortization on investments               28,245          16,252
      Change in deferred policy
        acquisition costs                          (20,933)         (5,152)
      Change in current and deferred
        income taxes                                30,246          18,201
      Net change in other assets and
        liabilities                                (13,508)         11,631
      Net cash provided by operating
        activities                                 361,510         383,268

Cash flows from investing activities:
  Investments purchased - available for sale    (3,498,283)     (2,225,298)
  Investments sold - available for sale          2,690,757         975,742
  Investments matured - available for sale         561,207         969,714
  Increase in policy loans                         (19,344)        (13,837)
  Decrease in mortgage loans                         2,939           3,374
  Other invested assets sold (purchased), net       32,134            -

  Value of business acquired, net of cash           (3,999)           -
        Net cash used in investing activities     (234,589)       (290,305)

Cash flows from financing activities:
  Withdrawals from policyholder accounts          (850,835)       (631,770)
  Deposits to policyholder accounts                775,231         507,605
  Securities lending                                16,953         478,767
        Net cash (used in) provided by
           financing activities                    (58,651)        354,602

Change in cash and cash equivalents                 68,270         447,565
Cash and cash equivalents at beginning
  of period                                      1,162,347         767,385
Cash and cash equivalents at end of period     $ 1,230,617     $ 1,214,950

                          See accompanying notes

                      KEYPORT LIFE INSURANCE COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Unaudited

1.   General

In the opinion of management, all adjustments consisting of normal recurring accruals which are necessary for a fair presentation of the financial position of Keyport Life Insurance Company (the Company) at June 30, 1998 and December 31, 1997, and its cash flows and results of its operations for the three month and six month periods ended June 30, 1998 and 1997, have been made. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1997 Form 10-K. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform with the current period presentation.

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

Total comprehensive income, net of tax, for the six month periods ended June 30, 1998 and 1997, amounted to $52.7 million and $57.8 million, respectively.

5.   Recent Accounting Prouncement

In June 1998, Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", was issued. This statement standardizes the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999. Earlier adoption is permitted as of July 1, 1998.
The Company is evaluating the impact of this statement.




Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Net income was $24.1 million for the second quarter of 1998 compared to $26.1 million for the second quarter of 1997. Year-to-date, net income was $50.1 million compared to $57.6 million in the prior year. The decrease in the second quarter is attributable to decreases in investment spread and net realized investment gains offset by increases in fee income. The year-to-date decrease is due to a decline in net realized investment gains and increases in operating expenses and fee income.

Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited to policyholder balances. Investment spread was $60.8 million for the second quarter of 1998 compared to $63.4 million for the second quarter of 1997. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage, which amounted to 1.71% in the second quarter of 1998 and 1.93% in the second quarter of 1997. For the first six months of 1998, investment spread was $124.7 million compared to $122.6 million for the first six months of 1997. The investment spread percentage was 1.78% for the first six months of 1998 compared to 1.89% for the first six months of 1997.

Investment income was $201.0 million for the second quarter of 1998 compared to $210.7 million for the second quarter of 1997. The decrease of $9.7 million in 1998 compared to 1997 primarily relates to a $18.2 million decrease resulting from a lower average investment yield, substantially offset by a $8.5 million increase as a result of a higher level of average invested assets. The second quarter 1998 investment income was net of $17.9 million of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities compared to $9.8 million in the second quarter of 1997. The average investment yield was 6.32% in the second quarter of 1998 compared to 6.92% in the second quarter of 1997. Year-to-date, investment income was $407.0 million compared to $417.2 million in the prior year. The decrease of $10.2 million in 1998 compared to 1997 is attributable to a $28.2 million decrease resulting from a lower average investment yield, substantially offset by a $18.1 million increase as a result of a higher level of average invested assets. The first six months of 1998 investment income included $35.2 million of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities compared to $17.6 million in the prior year. The average investment yield was 6.44% for the first six months of 1998 compared to 6.90% for the first six months of 1997.

Interest credited to policyholders totaled $140.2 million for the second quarter of 1998 compared to $147.2 million for the second quarter of 1997. The decrease of $7.0 million in 1998 compared to 1997 relates to a $11.1 million decrease resulting from a lower average interest credited rate, partially offset by a $4.1 million increase as a result of a higher level of average policyholder balances. Policyholder balances averaged $12.2 billion for the second quarter of 1998 ($10.4 billion of fixed products and $1.8 billion of equity-indexed annuities) compared to $11.8 billion ($10.7 billion of fixed products and $1.1 billion of equity-indexed annuities) for the second quarter of 1997. The average interest credited rate was 4.61% (5.31% on fixed products and .85% on equity-indexed annuities) for the second quarter of 1998 compared to 4.99% (5.42% on fixed products and .85% on equity-indexed annuities) in the second quarter of 1997. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 55% to 95%) of the change in value of the S&P 500 Index. For the first six months of 1998, interest credited to policyholders totaled $282.3 million compared to $294.5 million for the first six months of 1997. The decrease of $12.2 million in the first six months of 1998 compared to the first six months of 1997 is due to a $21.0 million decrease resulting from a lower average interest credited rate, partially offset by a $8.8 million increase as a result of a higher level of average policyholder balances. Policyholder balances averaged $12.1 billion ($10.4 billion of fixed products and $1.7 billion of equity-indexed annuities) for the first six months of 1998 compared to $11.7 billion ($10.8 billion of fixed products and $.9 billion of equity-indexed annuities) for the first six months of 1997. The average year-to-date interest credited rate was 4.66% (5.31% on fixed products and .85% on equity-indexed annuities) in 1998 compared to 5.01% (5.39% on fixed products and .85% on equity-indexed annuities) in 1997.

Average investments (computed without giving effect to SFAS 115), including a portion of the Company's cash and cash equivalents, were $12.7 billion for the second quarter of 1998 compared to $12.2 billion in the second quarter of 1997. For the first six months of 1998, such average investments were $12.7 billion compared to $12.1 billion in the prior year. These increases primarily relate to reinvestment of portfolio earnings.

Net realized investment losses were $2.5 million in the second quarter of 1998 compared to net realized investment gains of $2.7 million in the second quarter of 1997. Year-to-date, net realized investment losses were $1.7 million compared to net realized investment gains of $15.5 in 1997. Sales of fixed maturity investments generally are made to maximize total return. The net realized investment gains in 1997 included gains on the sales of fixed maturity investments and gains on redemption of seed money investments in separate account mutual funds sponsored by the Company.

Surrender charges are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $5.4 million in the second quarter of 1998 compared to $3.8 in 1997. Year-to-date, surrender charges were $9.6 million compared to $7.3 million in 1997.

On an annualized basis, total fixed, equity-indexed and variable annuity withdrawals represented 14.6% and 10.9% of the total average annuity policyholder and separate account balances for the second quarter of 1998 and 1997, respectively, and 14.4% and 11.0% of the total average policyholder and separate account balances for the first six months of 1998 and 1997, respectively.

Separate account fees are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These fees, which are based on the market values of the assets supporting the contracts in separate accounts, were $5.4 million in the second quarter of 1998 compared to $4.0 million in 1997. Such fees represented 1.51% and 1.50% of average variable annuity and variable life separate account balances for the second quarters of 1998 and 1997, respectively. Year-to-date, separate account fees were $10.1 million compared to $7.9 million in 1997. These fees represented 1.47% and 1.52% of average variable annuity and variable life separate account balances for the first six months of 1998 and 1997, respectively.

Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the levels of assets under management, which are affected by product sales, redemptions, and changes in the market values of the investments managed. Management fees were $1.6 million in the second quarter of 1998 compared to $0.8 million in the second quarter of 1997. The increase of $0.8 million in 1998 compared to 1997 primarily reflects a higher level of average assets under management. Year-to-date, management fees were $2.6 million compared to $1.6 million in 1997. The increase of $1.0 reflects a higher level of average assets under management.

Operating expenses primarily represent compensation and other general and administrative expenses. These expenses were $13.6 million in the second quarter of 1998 compared to $12.0 million in the second quarter of 1997. For the first six months of 1998, operating expenses were $29.2 million compared to $24.1 million in the prior year. The increase in 1998 is primarily due to higher employee related expenses.

Amortization of deferred policy acquisition costs relates to the costs of acquiring new business that vary with, and are primarily related to, the production of new annuity business. Such costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization was $18.3 million in the second quarter of 1998 compared to $19.5 million in the second quarter of 1997. Amortization of deferred policy acquisition costs was $37.3 million for the six months ended June 30, 1998 compared to $35.7 million for the six months ended June 30, 1997. The increase in amortization in the first six months of 1998 compared to 1997 was primarily related to the increase in investment spread from the growth of business in force associated with fixed and equity-indexed annuities and the increased sales of variable annuity policies. Amortization expense represented 30.2% and 30.7% of investment spread in the second quarter of 1998 and 1997, respectively. For the first six months of 1998 and 1997, the corresponding percentages were 29.9% and 29.1%, respectively.

Amortization of value of insurance in force relates to the actuarially-determined present value of projected future gross profits from policies in force at the date of acquisition. Amortization totaled $1.2 million in the second quarter of 1998 compared to $1.8 million in 1997. Amortization of value of insurance in force totaled $2.7 million for the six months ended June 30, 1998 compared to $5.1 million for the six months ended June 30, 1997. These decreases in amortization in 1998 compared to 1997 are due to a change in mortality assumptions.

Federal income tax expense was $12.5 million or 34.2% of pretax income in the second quarter of 1998 compared to $13.8 million, or 34.6% of pretax income in the second quarter of 1997. Year-to-date, federal income tax expense was $24.4 million or 32.7% of pretax income, compared to $29.7 million or 34.0% of pretax income for the first six months of 1997.

Financial Condition

Stockholder's Equity as of June 30, 1998 was $1.16 billion compared to $1.10 billion as of December 31, 1997. The increase in stockholder's equity was due to $50.1 million of net income for the period and appreciation of available for sale securities.

Investments not including cash and cash equivalents totaled $12.8 billion at June 30, 1998 compared to $12.3 billion at December 31, 1997.

The Company's general investment policy is to hold fixed maturity assets for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its fixed maturity portfolio as "available for sale" and carries such investments at fair value. The Company's total investments at June 30, 1998 and December 31, 1997 reflected net unrealized gains of $268.3 million and $280.3 million, respectively, relating to its fixed maturity and equity portfolios.

Approximately $11.1 billion, or 80.0%, of the Company's general account investments at June 30, 1998, was rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the NAIC. At June 30, 1998, the carrying value of investments in below investment grade securities totaled $1.1 billion, or 8.0% of general account investments of $14.0 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

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

The Company conducts its investment operations to closely match the duration of the assets in its investment portfolio to its policyholder balances. The Company seeks to achieve an acceptable spread between what it earns on its assets and interest credited on its policyholder balances by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges to encourage persistency and make the cost of its policyholder balances more predictable. Approximately 82.1% of the Company's fixed annuity policyholder balances were subject to surrender charges at June 30, 1998.

As part of its asset-liability management discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view toward maintaining a desired investment spread between the yield on portfolio assets and the interest credited on its policyholder balances under a variety of possible future interest rate scenarios. At June 30, 1998 the effective duration of the Company's fixed maturities investments (including certain cash and cash equivalents) was approximately 3.0. Effective duration is a common measure for the price sensitivity of a fixed-income portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio when interest rates change by 100 basis points. This measure includes the impact of estimated changes in portfolio cash flows from features such as prepayments and bond calls.

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements and interest rate cap agreements to match assets more closely to liabilities. Swap agreements are agreements to exchange with counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. The Company had 41 and 45 outstanding swap agreements with an aggregate notional principal amount of $2.4 billion and $2.6 billion at June 30, 1998 and December 31, 1997, respectively.

Cap agreements are agreements with a counterparty that require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had interest rate cap agreements with an aggregate notional amount of $250.0 million as of June 30, 1998 and December 31, 1997, respectively.

With respect to the Company's equity-indexed annuities, the Company buys call options on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a book value of $473.1 million and $323.3 million as of June 30, 1998 and December 31, 1997, respectively.

There are risks associated with some of the techniques the Company uses to match its assets and liabilities. The primary risk associated with swap, cap and call option agreements is counterparty nonperformance. The Company believes that the counterparties to its swap, cap and call option agreements are financially responsible and that the counterparty risk associated with these transactions is minimal. In addition, swap and cap agreements have interest rate risk and call options have stock market risk. These swap and cap agreements hedge fixed-rate assets and the Company expects that any interest rate movements that adversely affect the market value of swap and cap agreements would be offset by changes in the market values of such fixed rate assets. However, there can be no assurance that these hedges will be effective in offsetting the potential adverse effects of changes in interest rates. Similarly, the call options hedge the Company's obligations to provide returns on equity-indexed annuities based upon the S&P 500 Index, and the Company believes that any stock market movements that adversely affect the market value of S&P 500 Index call options would be substantially offset by a reduction in policyholder liabilities. However, there can be no assurance that these hedges will be effective in offsetting the potentially adverse effects of changes in S&P 500 Index levels. The Company's profitability could be adversely affected if the value of its swap and cap agreements increase less than (or decrease more than) the change in the market value of its fixed rate assets and/or if the value of its S&P 500 call options increase less than (or decrease more than) the value of the guarantees made to equity-indexed policyholders.

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

Liquidity

The Company's liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses, policy acquisition costs, and the purchase of investments. The Company generates cash from annuity premiums and deposits, net investment income, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At June 30, 1998, $10.5 billion, or 75.0%, of the Company's general account investments are considered readily marketable.

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

Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to Liberty Financial, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of June 30, 1998, the amount of dividends that the Company could pay without such approval was $70.3 million.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit

       #27  Financial Data Schedule - page 16

(b)  Reports on Form 8-K

       There were no reports filed on Form 8-K during the quarter ended June 30, 1998.









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



                              KEYPORT LIFE INSURANCE COMPANY

                              /s/ Bernhard M. Koch

                              Bernhard M. Koch
                              Senior Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)


                              /s/ Jeffery J. Whitehead

                              Jeffery J. Whitehead
                              Vice President and Treasurer
                              (Chief Accounting Officer)





Date:  August 13, 1998








                               Exhibit Index



Exhibit No.    Description                              Page

   27          Financial Data Schedule                   16