Form 10-Q
period 1998-09-30
KEYPORT LIFE INSURANCE CO
filed 1998-11-13
CIK 877494

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998

                                     or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________________ to ____________________


               Commission file numbers  33-3630 and 333-1783

                      KEYPORT LIFE INSURANCE COMPANY
          (Exact name of registrant as specified in its charter)

         Rhode Island                               05-0302931
(State of other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)



       125 High Street, Boston, Massachusetts      02110-2712
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

      There were 2,412,000 shares of the registrant's Common Stock, $1.25 par value, outstanding as of September 30, 1998.


Exhibit Index - Page 15                                       Page 1 of  16


                      KEYPORT LIFE INSURANCE COMPANY
   QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1998


                             TABLE OF CONTENTS


Part I.   FINANCIAL INFORMATION                                     Page

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1998
          and December 31, 1997                                        3

          Consolidated Income Statements for the Three and
          Nine Month Periods Ended September 30, 1998 and 1997         4

          Consolidated Statements of Cash Flows for
          the Nine Month Periods Ended September 30, 1998 and 1997     5

          Notes to Consolidated Financial Statements                 6-7

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                        8-13


Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                            13

Signatures                                                            14

Exhibit Index                                                         15


                      KEYPORT LIFE INSURANCE COMPANY

                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                           September 30,   December 31,
                             ASSETS           1998           1997
                                            Unaudited
Cash and investments:
   Fixed maturities available for sale
     (amortized cost:  1998 - $11,240,610;
     1997 - $10,981,618)                     $  11,447,201  $ 11,246,539
   Equity securities (cost:  1998 - $43,420;
     1997 - $21,950)                                55,498        40,856
   Mortgage loans                                   56,372        60,662
   Policy loans                                    579,498       554,681
   Other invested assets                           442,268       440,773
   Cash and cash equivalents                     1,261,299     1,162,347
                 Total cash and investments     13,842,136    13,505,858

Accrued investment income                          162,318       165,035
Deferred policy acquisition costs                  281,471       232,039
Value of insurance in force                         55,322        53,298
Intangible assets                                   18,396        18,058
Income taxes recoverable                             5,147        22,537
Receivable for investments sold                    155,498         1,398
Other assets                                        24,458        14,777
Separate account assets                          1,433,486     1,329,189

                Total assets                $   15,978,232  $ 15,342,189

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

     Policy liabilities                     $   12,342,529  $ 12,086,076

     Deferred income taxes                         119,004       133,003
     Payable for investments purchased and loaned  931,382       722,116
     Other liabilities                              38,555        34,015
     Separate account liabilities                1,395,131     1,263,958
               Total liabilities                14,826,601    14,239,168

Stockholder's equity:
   Common stock, $1.25 par value; authorized
    8,000 shares; issued and
    outstanding 2,412 shares                         3,015         3,015
   Additional paid-in capital                      505,933       505,933
   Accumulated other comprehensive income           55,967        82,277
   Retained earnings                               586,716       511,796
    Total stockholder's equity                   1,151,631     1,103,021

    Total liabilities and stockholder's equity $15,978,232   $15,342,189

                          See accompanying notes
                      KEYPORT LIFE INSURANCE COMPANY

                      CONSOLIDATED INCOME STATEMENTS
                              (in thousands)
                                 Unaudited


                               Three Months Ended       Nine Months Ended
                                    September 30,          September 30,
                                 1998       1997        1998       1997

Investment income           $  201,158   $  210,365   $  608,188 $ 627,535
Interest credited to
  Policyholders                143,271      150,875      425,605   445,412
Investment spread               57,887       59,490      182,583   182,123
Net realized investment gains    4,112        4,951        2,447    20,417
Fee income:
  Surrender charges              4,384        4,180       14,004    11,481
  Separate account fees          5,352        4,774       15,454    12,723
  Management fees                  769          887        3,324     2,467
Total fee income                10,505        9,841       32,782    26,671

Expenses:
  Policy benefits                 (386)        (920)      (1,406)   (3,075)
  Operating expenses           (10,817)     (12,740)     (39,967)  (36,805)
  Amortization of deferred
    policy acquisition costs   (15,465)     (18,273)     (52,786)  (54,013)
  Amortization of value of
    insurance in force          (1,178)      (2,191)      (3,870)   (7,258)
  Amortization of intangible
    Assets                        (314)        (282)        (942)     (846)
Total expenses                 (28,160)     (34,406)     (98,971) (101,997)

Income before income taxes      44,344       39,876      118,841   127,214
Income tax expense             (14,565)     (13,499)     (38,921)  (43,202)

          Net income          $ 29,779     $ 26,377     $ 79,920  $ 84,012



                          See accompanying notes

                      KEYPORT LIFE INSURANCE COMPANY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                 Unaudited


                                                       Nine Months Ended
                                                         September 30,
                                                       1998        1997
Cash flows from operating activities:
   Net income                                     $   79,920   $   84,012
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Interest credited to policyholders           425,606      445,412
        Net realized investment gains                 (2,447)     (20,417)
        Amortization of value of insurance in force
           and intangible assets                       4,812        8,104
        Net amortization on investments              101,918       21,983
        Change in deferred policy
           acquisition costs                         (25,761)     (10,346)
        Change in current and deferred
           income taxes                               12,158       31,582
        Net change in other assets
           and liabilities                            14,896      (16,695)
        Net cash provided by operating
           activities                                611,102      543,635

Cash flows from investing activities:
   Investments purchased - available for sale     (5,207,431)  (3,006,409)
   Investments sold - available for sale           4,060,558    1,414,198
   Investments matured - available for sale          938,164    1,230,537
   Increase in policy loans                          (24,817)     (15,031)
   Decrease in mortgage loans                          4,290        4,603
   Other invested assets purchased, net               33,394
   Value of business acquired, net of cash            (3,999)
        Net cash used in investing activities       (199,841)    (372,102)

Cash flows from financing activities:
   Withdrawals from policyholder accounts         (1,371,637)    (948,879)
   Deposits to policyholder accounts               1,089,325      738,427
   Dividends paid                                     (5,000)
   Securities lending                                (24,997)     415,867
        Net cash (used in) provided by
           financing activities                     (312,309)     205,415

Change in cash and cash equivalents                   98,952      376,948
Cash and cash equivalents at beginning of period   1,162,347      767,385
Cash and cash equivalents at end of period      $  1,261,299 $  1,144,333


                          See accompanying notes


                      KEYPORT LIFE INSURANCE COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Unaudited

1.   General

In the opinion of management, all adjustments consisting of normal recurring accruals which are necessary for a fair presentation of the financial position of Keyport Life Insurance Company (the Company) at September 30, 1998 and December 31, 1997, and its cash flows and results of its operations for the three month and nine month periods ended September 30, 1998 and 1997, have been made. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1997 Form 10-K. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. Certain previously reported amounts have been reclassified to conform with the current period presentation.

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

4.   Recent Accounting Change

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement did not have any impact on the Company's net income or stockholder's equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholder's equity, to be included in accumulated other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.


                      KEYPORT LIFE INSURANCE COMPANY

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 Unaudited


Total comprehensive income, net of tax, for the nine month periods ended September 30, 1998 and 1997, amounted to $53.6 million and $109.3 million, respectively.

5.   Recent Accounting Prouncement

In June 1998, Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", was issued. This statement standardizes the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999. Earlier adoption is permitted. The Company is evaluating the impact of this statement. Upon adoption, the Company will be required to record a cumulative effect adjustment to reflect this accounting change. At this time, the Company has not completed its analysis and evaluation of the requirements and the impact of this statement.



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

     Net income was $29.8 million for the third quarter of 1998 compared to $26.4 million for the third quarter of 1997. Year-to-date, net income was $79.9 million compared to $84.0 million in the prior year. The increase in the third quarter is attributable to decreases in operating expenses and amortization on deferred policy acquisition costs and increases in fee income, partially offset by decreases in investment spread and increases in income tax expense. The year-to-date decrease is due to a decline in net realized investment gains, partially offset by higher fee income and lower income tax expense.

      Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited on policyholder balances. Investment spread was $57.9 million for the third quarter of 1998 compared to $59.5 million for the third quarter of 1997. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage, which amounted to 1.58% in the third quarter of 1998 and 1.75% in the third quarter of 1997. For the first nine months of 1998, investment spread was $182.6 million compared to $182.1 million for the first nine months of 1997. The investment spread percentage was 1.71% for the first nine months of 1998 compared to 1.84% for the first nine months of 1997.

      Investment income was $201.2 million for the third quarter of 1998 compared to $210.4 million for the third quarter of 1997. The decrease of $9.2 million in 1998 compared to 1997 primarily relates to a $17.6 million decrease resulting from a lower average investment yield, partially offset by a $8.4 million increase as a result of a higher level of average invested assets. The third quarter 1998 investment income was net of $17.9 million of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities compared to $13.6 million in the third quarter of 1997. The average investment yield was 6.20% in the third quarter of 1998 compared to 6.77% in the third quarter of 1997. Year-to-date, investment income was $608.2 million compared to $627.5 million in the prior year. The decrease of $19.3 million in 1998 compared to 1997 is attributable to a $46.1 million decrease resulting from a lower average investment yield, partially offset by a $26.8 million increase as a result of a higher level of average invested assets. The first nine months of 1998 investment income included $53.1 million of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities compared to $31.2 million in the prior year. The average investment yield was 6.35% for the first nine months of 1998 compared to 6.86% for the first nine months of 1997.

      Interest credited to policyholders totaled $143.3 million for the third quarter of 1998 compared to $150.9 million for the third quarter of 1997. The decrease of $7.6 million in 1998 compared to 1997 relates to a $12.0 million decrease resulting from a lower average interest credited rate, partially offset by a $4.4 million increase as a result of a higher level of average policyholder balances. Policyholder balances averaged $12.4 billion for the third quarter of 1998 ($10.6 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $1.8 billion of equity-indexed annuities) compared to $12.0 billion ($10.7 billion of fixed products and $1.3 billion of equity-indexed annuities) for the third quarter of 1997. The average interest credited rate was 4.62% (5.29% on fixed products and .85% on equity-indexed annuities) for the third quarter of 1998 compared to 5.02% (5.52% on fixed products and .85% on equity-indexed annuities) in the third quarter of 1997. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 40% to 95%) of the change in value of the S&P 500 Index. The Company's equity-indexed annuities also provide full guarantee of principal if held to term, plus interest at 0.85% annually. For each of the periods presented, the interest credited to equity-indexed policyholders related to the participation rate is reflected net of income recognized on the S&P 500 Index call options resulting in a .85% net credited rate. For the first nine months of 1998, interest credited to policyholders totaled $425.6 million compared to $445.4 million for the first nine months of 1997. The decrease of $19.8 million in the first nine months of 1998 compared to the first nine months of 1997 is due to a $33.2 million decrease resulting from a lower average interest credited rate, partially offset by a $13.4 million increase as a result of a higher level of average policyholder balances. Policyholder balances averaged $12.2 billion ($10.5 billion of fixed products and $1.7 billion of equity-indexed annuities) for the first nine months of 1998 compared to $11.8 billion
($10.7 billion of fixed products and $1.1 billion of equity-indexed annuities) for the first nine months of 1997. The average year-to-date interest credited rate was 4.64% (5.30% on fixed products and .85% on equity-indexed annuities) in 1998 compared to 5.02% (5.44% on fixed products and .85% on equity-indexed annuities) in 1997.

     Average investments in the Company's general account (computed without giving effect to SFAS 115), including a portion of the Company's cash and cash equivalents, were $13.0 billion for the third quarter of 1998 compared to $12.4 billion in the third quarter of 1997. For the first nine months of 1998, such average investments were $12.8 billion compared to $12.2 billion in the prior year. These increases primarily relate to reinvestment of portfolio earnings.

      Net realized investment gains were $4.1 million in the third quarter of 1998 compared to net realized investment gains of $5.0 million in the third quarter of 1997. Year-to-date, net realized investment gains were $2.4 million, which is net of losses of $7.6 million for certain fixed maturity investments where the decline in value was determined to be other than temporary, compared to net realized investment gains of $20.4 million in 1997. Sales of fixed maturity investments generally are made to maximize total return.

      Surrender charges are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $4.4 million in the third quarter of 1998 compared to $4.2 million in 1997. Year-to-date, surrender charges were $14.0 million compared to $11.5 million in 1997.

      On an annualized basis, total fixed, equity-indexed and variable annuity withdrawals represented 12.4% and 10.9% of the total average annuity policyholder and separate account balances for the third quarter of 1998 and 1997, respectively, and 13.7% and 11.0% of the total average policyholder and separate account balances for the first nine months of 1998 and 1997, respectively.

      Separate account fees are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These fees, which are based on the market values of the assets supporting the contracts in separate accounts, were $5.4 million in the third quarter of 1998 compared to $4.8 million in 1997. Such fees represented 1.53% and 1.61% of average variable annuity and variable life separate account balances for the third quarters of 1998 and 1997, respectively. Year-to-date, separate account fees were $15.5 million compared to $12.7 million in 1997. These fees represented 1.50% and 1.56% of average variable annuity and variable life separate account balances for the first nine months of 1998 and 1997, respectively.

      Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the levels of assets under management, which are affected by product sales, redemptions, and changes in the market values of the investments managed. Management fees were $0.8 million in the third quarter of 1998 compared to $0.9 million in the third quarter of 1997. Year-to-date, management fees were $3.3 million compared to $2.5 million in 1997. The year to date increase of $0.8 reflects a higher level of average assets under management.

      Operating expenses primarily represent compensation and other general and administrative expenses. These expenses were $10.8 million in the third quarter of 1998 compared to $12.8 million in the third quarter of 1997. For the first nine months of 1998, operating expenses were $40.0 million compared to $36.8 million in the prior year. The year to date increase in 1998 is primarily due to higher employee related expenses.

     Amortization of deferred policy acquisition costs relates to the costs of acquiring new business which vary with, and are primarily related to, the production of new annuity business. Such costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization was $15.5 million in the third quarter of 1998 compared to $18.3 million in the third quarter of 1997. Amortization of deferred policy acquisition costs was $52.8 million for the nine months ended
September 30, 1998 compared to $54.0 million for the nine months ended September 30, 1997.

     Amortization of value of insurance in force relates to the actuarially-determined present value of projected future gross profits from policies in force at the date of acquisition. Amortization totaled $1.2 million in the third quarter of 1998 compared to $2.2 million in 1997. Amortization of value of insurance in force totaled $3.9 million for the nine months ended September 30, 1998 compared to $7.3 million for the nine months ended
September 30, 1997. These decreases in amortization in 1998 compared to 1997 are due to a change in mortality assumptions.

     Federal income tax expense was $14.6 million or 32.9% of pretax income in the third quarter of 1998 compared to $13.5 million, or 33.9% of pretax income in the third quarter of 1997. Year-to-date, federal income tax expense was $38.9 million or 32.8% of pretax income, compared to $43.2 million or 34.0% of pretax income for the first nine months of 1997.

Financial Condition

      Stockholder's Equity as of September 30, 1998 was $1.152 billion compared to $1.103 billion as of December 31, 1997. The increase in stockholder's equity of $48.6 million was due to $79.9 million of net income for the period, partially offset by a decline in net unrealized investment gains of available for sale securities of $26.3 million and a $5.0 million dividend paid to the parent company.

      Investments not including cash and cash equivalents totaled $12.6 billion at September 30, 1998 compared to $12.3 billion at December 31, 1997.

      The Company's general investment policy is to hold fixed maturity assets for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its fixed maturity portfolio as "available for sale" and carries such investments at fair value. The Company's total investments at September 30, 1998 and December 31, 1997 reflected net unrealized gains of $204.5 million and $285.4
million,   respectively,  relating  to  its  fixed  maturity   and   equity
portfolios.

      Approximately $11.3 billion, or 81.6%, of the Company's general account investments at September 30, 1998, was rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the NAIC. At September 30, 1998, the carrying value of investments in below investment grade securities totaled $1.2 billion, or 8.3% of general account investments of $13.8 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

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

The Company conducts its investment operations to closely match the duration of the assets in its investment portfolio to its policyholder balances. The Company seeks to achieve an acceptable spread between what it earns on its assets and interest credited on its policyholder balances by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges to encourage persistency and make the cost of its policyholder balances more predictable. Approximately 80.5% of the Company's fixed annuity policyholder balances were subject to surrender charges at September 30, 1998.

As part of its asset-liability management discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view toward maintaining a desired investment spread between the yield on portfolio assets and the interest credited on its policyholder balances under a variety of possible future interest rate scenarios. At September 30, 1998 the effective duration of the Company's fixed maturities investments (including certain cash and cash equivalents) was approximately 2.9. Effective duration is a common measure for the price sensitivity of a fixed-income portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio when interest rates change by 100 basis points. This measure includes the impact of estimated changes in portfolio cash flows from features such as prepayments and bond calls.

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements and interest rate cap agreements to match assets more closely to liabilities. Swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. The Company had 38 and 45 outstanding swap agreements with an aggregate notional principal amount of $2.3 billion and $2.6 billion at September 30, 1998 and December 31, 1997, respectively.

Cap agreements are agreements with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had interest rate cap agreements with an aggregate notional amount of $250.0 million as of September 30, 1998 and December 31, 1997, respectively.

With respect to the Company's equity-indexed annuities, the Company buys call options on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a book value of $329.6 million and $323.3 million as of September 30, 1998 and December 31, 1997, respectively.

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

Liquidity

The  Company's  liquidity  needs and financial  resources  pertain  to  the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses, policy acquisition costs, and the purchase of investments. The Company generates cash from annuity premiums and deposits, net investment income, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At September 30, 1998, $10.2 billion, or 73.6%, of the Company's general account investments are considered readily marketable.

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

Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to Liberty Financial, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of September 30, 1998, the amount of additional dividends that the Company could pay without such approval was $65.3 million.

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

Year 2000

Many companies and organizations have computer programs that use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, this could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions.

In addressing the Year 2000 issue, the Company has substantially completed an inventory of its computer programs and assessed its Year 2000 readiness. The Company's computer programs include internally developed programs, third-party purchased programs and third-party custom developed programs. For programs which were identified as not being Year 2000 ready, the Company is in the process of implementing a remedial plan which includes repairing or replacing the programs and appropriate testing for Year 2000. The Company is also in the process of identifying and reviewing its non-information technology systems with respect to Year 2000 issues. In addition, the Company has initiated communication with third parties to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues.

The Company is developing, and will continue to develop, contingency plans for dealing with any adverse effects that become likely in the event the Company's remediation plans are not successful or third parties fail to remediate their own Year 2000 issues. If necessary modifications and conversions are not made, or are not timely completed, or if the systems of the companies on which the Company's interface system relies are not timely converted, the Year 2000 issues could have a material impact on the operations of the Company. However, the Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

In the opinion of management, the cost of addressing the Year 2000 issue is not expected to have a material adverse effect on the Company's financial condition or its results of operation.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit

       #27  Financial Data Schedule - page 16

(b)  Reports on Form 8-K

       There were no reports filed on Form 8-K during the quarter ended September 30, 1998.






                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        KEYPORT LIFE INSURANCE COMPANY

                                    _________/s/ Bernhard M. Koch__________

                                              Bernhard M. Koch
                                        Senior Vice President and
                                         Chief Financial Officer
                                       (Principal Financial Officer)


                                      _________/s/ Jeff Whitehead__________

                                               Jeff Whitehead
                                        Vice President and Treasurer
                                         (Chief Accounting Officer)



Date:  November 12, 1998



                               Exhibit Index



Exhibit No.    Description                                            Page

   27          Financial Data Schedule                                 16