Form 10-K
period 1998-12-31
KEYPORT LIFE INSURANCE CO
filed 1999-03-30
CIK 877494

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                      December 31, 1998

                                     or

       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________________


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

      There were 2,412,000 shares of the registrant's Common Stock, $1.25 par value, outstanding as of February 26, 1999.

Exhibit Index - Page 29                                     Page 1 of  33

                      KEYPORT LIFE INSURANCE COMPANY
    ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 1998

                             TABLE OF CONTENTS

Part I                                                         Page

Item 1.  Business                                               3

Item 2.  Properties                                             11

Item 3.  Legal Proceedings                                      11

Item 4.  Submission of Matters to a Vote of Security Holders    12


Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                    14

Item 6.  Selected Financial Data                                14

Item 7.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                     15

Item 8.  Consolidated Financial Statements and Supplementary
         Data                                                   23

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                    23


Part III

Item 10.  Directors and Executive Officers of the Registrant    24

Item 11.  Executive Compensation                                24

Item 12.  Security Ownership of Certain Beneficial Owners
             and Management                                     28

Item 13.  Certain Relationships and Related Transactions        28


Part IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                   29

                                  PART I


Item 1. Business

General

Keyport Life Insurance Company ("Keyport") is a specialty insurance company providing a diversified line of fixed, indexed and variable annuity products designed to serve the growing retirement savings market. The Company sells its products through multiple distribution channels, including banks, agents and brokerage firms. Keyport seeks to (i) maintain its presence in the fixed annuity market while expanding its sales of variable and equity-indexed annuities, (ii) achieve a broader market presence through the use of diversified distribution channels and (iii) maintain a conservative approach to investment and liability management.

Keyport's wholly owned insurance subsidiaries are Independence Life and Annuity Company ("Independence Life") and Keyport Benefit Life Insurance Company ("Keyport Benefit"). Other wholly owned subsidiaries are Liberty Advisory Services Corp., an investment advisory company, and Keyport Financial Services Corp., a broker-dealer (collectively the "Company").

The Company is licensed to sell insurance in all states, in the District of Columbia and the Virgin Islands.

The Company is an indirect wholly owned subsidiary of Liberty Financial Companies, Inc. ("Liberty Financial"), which is a publicly traded holding company. Liberty Financial is an indirect majority owned subsidiary of Liberty Mutual Insurance Company ("Liberty Mutual"), a multi-line insurance company.

Liberty Financial is an asset accumulation and management company providing investment management and retirement-oriented insurance products through multiple distribution channels. Keyport issues and underwrites substantially all of Liberty Financial's retirement-oriented insurance products. Liberty Financial's primary investment advisor, asset management and bank distribution operating units are The Colonial Group, ("Colonial"), Stein Roe & Farnham Incorporated ("Stein Roe"), Newport Pacific Management, Inc. ("Newport") and Independent Holdings, Inc. ("Independent"). Colonial, Stein Roe and Newport manage certain underlying mutual funds and other invested assets of Keyport's separate accounts. Stein Roe also provides asset management services for a substantial portion of Keyport's general account. Independent, through its subsidiary, markets Keyport's products through the bank distribution channel.

Keyport's executive and administrative offices are located at 125 High Street, Boston Massachusetts 02110, and its home office is at 695 George Washington Highway, Lincoln, Rhode Island 02865.

Products

The Company (primarily Keyport and Keyport Benefit) sells a full range of retirement-oriented insurance products, grouped by whether they provide fixed, indexed or variable returns to policyholders. Annuities are insurance products designed to offer individuals protection against the risk of outliving their financial assets during retirement. Annuities offer a tax-deferred means of accumulating savings for retirement needs and provide a tax-efficient source of income in the payout period. The Company earns spread income from fixed and indexed annuities; variable annuities primarily produce fee income. The Company's primary financial objectives are to increase policyholder balances through new sales and asset retention and to earn acceptable investment spreads on its fixed and indexed return products.

The Company's principal retirement-oriented insurance products are categorized as follows:

Fixed Annuities. Fixed annuity products are principally single premium deferred annuities ("SPDAs"). A SPDA policyholder typically makes a single premium payment at the time of issuance. The Company obligates itself to credit interest to the policyholder's account at a rate that is guaranteed for an initial term (typically one year) and is reset annually thereafter, subject to a guaranteed minimum rate. Interest crediting continues until the policy is surrendered, upon policyholder death, or when the policyholder turns age 90.

Equity-Indexed Annuities. Equity-indexed annuities are an innovative product first introduced to the marketplace in 1995 by the Company when it began selling its KeyIndex product. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 95%) of the change in value of a specified equity index. KeyIndex is currently offered for one, five and seven-year terms with interest earnings based on a percentage of the increase in the Standard & Poor's 500 Composite Stock Price Index ("S&P 500 Index") ("S&P", "S&P 500", and "Standard & Poor's" are trademarks of The McGraw Hill Companies, Inc. and have been licensed for use by the Company). With the five and seven-year terms, the interest earnings are based on the highest policy anniversary date value of the S&P 500 Index during the term. KeyIndex also provides a guarantee of principal at the end of the term. Thus, unlike a direct equity investment, even if the S&P 500 Index declines, there is no market risk to the policyholder's principal. In late 1996, the Company introduced a market value adjusted ("MVA") annuity product, KeySelect, which offers a choice between a fixed and equity-indexed account similar to KeyIndex and a fixed annuity type interest account. KeySelect offers terms for each equity-indexed account of one, three, five, six and seven years, as well as a ten-year term for the fixed interest account. KeySelect shifts some investment risk to the policyholder, since surrender of the policy before the end of the product term will result in increased or decreased account values based on the change in rates of designated U.S. Treasury securities since the beginning of the term. The Company is continuing to develop new versions of the equity-indexed annuities, including versions registered under the Securities Act of 1933 ("Securities Act"), which are designed to be sold through major national brokerage firms.

Variable Annuities. Variable annuities offer a selection of underlying investment alternatives that may satisfy a variety of policyholder risk/return objectives. Under a variable annuity, the policyholder has the opportunity to select separate account investment options (consisting of underlying mutual funds) which pass the investment risk directly to the policyholder in return for the potential of higher returns. Variable annuities also include guaranteed fixed interest options. The Company has several different variable annuity products that currently offer 18 to 21 separate account investment choices, depending on the product, and four guaranteed fixed interest options.

While the Company currently does not offer traditional life insurance products, it manages a closed block of single premium whole life insurance policies ("SPWLs"), a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of SPWLs in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $2.0 billion as of December 31, 1998.

Under the Internal Revenue Code, returns credited on annuities and life insurance policies during the accumulation period (the period during which interest or other returns are credited) are not subject to federal or state income tax. Proceeds payable on death from a life insurance policy are also free from such taxes. At the maturity or payment date of an annuity policy, the policyholder is entitled to receive the original deposit plus accumulated returns. The policyholder may elect to take this amount in either a lump sum or an annuitized series of payments over time. The return component of such payments is taxed at the time of receipt as ordinary income at the recipient's then applicable tax rate. The demand for the Company's retirement-oriented insurance products could be adversely affected by changes in this tax law.

The following table sets forth certain information regarding the Company's retirement-oriented insurance business for the periods indicated.

                                        As of or for the Year Ended
                                                December 31,
                                     1998          1997          1996
                                    (in thousands, except policy data)
Policy and Separate
Account Liabilities:
Fixed annuities               $   8,246,275  $   8,416,544  $   8,641,423
Equity indexed annuities          2,125,254      1,527,489        787,848
Variable annuities                1,743,885      1,276,606      1,083,494
Life insurance                    2,111,863      2,129,395      2,142,430
       Total                  $  14,227,277  $  13,350,034  $  12,655,195

Number of In Force Policies:
Fixed annuities                     205,510        222,903        236,574
Equity indexed annuities             46,484         39,224         24,174
Variable annuities                   37,049         27,429         25,177
Life insurance                       23,097         24,921         26,850
     Total                          312,140        314,477        312,775

Average In Force Policy Amount:
Fixed annuities              $       40,126  $      37,710  $      36,479
Indexed annuities            $       45,720  $      38,943  $      32,591
Variable annuities           $       47,070  $      46,542  $      43,035
Life insurance               $       91,435  $      83,709  $      79,207

Premiums (statutory basis):
Fixed annuities              $      705,290  $     426,052  $     492,603
Equity indexed annuities            278,195        523,685        655,214
Variable annuities                  507,897        172,688         97,357
Life insurance                       (1,039)        (1,255)          (447)
     Total                   $    1,490,343  $   1,121,170  $   1,244,727

New Contracts and Policies:
Fixed annuities                      10,450         13,744         11,358
Equity indexed annuities              9,249         16,076         21,396
Variable annuities                   12,238          4,333          1,814
     Total                           31,937         34,153         34,568

Aggregate Amount Subject to
 Surrender Charges:
Fixed annuities              $    6,642,810  $   6,982,210  $   7,371,492
Equity indexed annuities     $    2,125,254  $   1,527,489  $     787,848

Withdrawals and Terminations (statutory basis):
Fixed annuities:
Death                        $       28,921  $      60,268  $      24,650
Maturity                     $      117,786  $     109,614  $      87,433
Surrender                    $    1,225,877  $     999,913  $     966,023
Indexed annuities:
Death                        $       11,279  $       3,744  $         147
Maturity                     $          384  $          10           --
Surrender                    $       38,936  $      19,453  $       3,025
Variable annuities:
Death                        $        7,051  $       3,831  $       1,762
Maturity                     $       87,258  $      27,507  $      21,287
Surrender                    $      140,544  $     104,569  $      76,725
Life Insurance:
Death                        $       62,584  $      65,593  $      53,292
Surrender                    $       77,485  $      96,230  $      98,189

Surrender Rates:
Fixed annuities                      14.73%         11.74%         11.79%
Equity indexed annuities              2.13%          1.68%          0.69%
Variable annuities                    9.31%          8.86%          7.55%
Life insurance                        3.73%          4.57%          4.58%

Sales and Asset Retention
Product sales are influenced primarily by overall market conditions impacting the attractiveness of the Company's retirement-oriented insurance products, and by product features, including interest crediting and participation rates, and innovations and services that distinguish the Company's products from those of its competitors.

The Company's mix of annuity products is designed to include products in demand under a variety of economic and market conditions. Sales of SPDAs tend to be sensitive to prevailing interest rates. Sales can be expected to increase and surrenders to decrease in interest rate environments when SPDA rates are higher than rates offered by competing conservative fixed return investments, such as bank certificates of deposit. SPDA sales can be expected to decline and surrenders to increase in interest rate environments when this differential in rates is not present (as has been the case during 1998 and at the date of filing of this report). SPDA sales also can be adversely affected by low interest rates (as has been the case during 1998 and at the date of filing of this report). The Company believes that the lack of significant growth in the sale of the Company's SPDAs has resulted primarily from this type of low interest rate environment. Conversely, sales of variable annuities can be expected to increase and surrenders of such products to decrease in a rising equity market, low interest rate environment. Similarly sales of equity-indexed annuities can be expected to increase and surrenders to decrease in a rising equity market, low interest rate environment. While economic conditions may be generally favorable, high market volatility (as has been the case during 1998 and at the date of filing of this report) will result in a higher cost of options associated with equity-indexed annuities. The result of the higher option costs is a reduction in participation rates, which occurred throughout the year.

The Company's insurance products include important features designed to promote both sales and asset retention, including crediting rates and surrender charges. Initial interest crediting and participation rates on fixed and equity-indexed products significantly influence the sale of new policies. Resetting of rates on SPDAs impacts retention of SPDA assets, particularly on policies where surrender penalties have expired. At December 31, 1998, crediting rates on 97% of the Company's in force SPDA policy liabilities were subject to reset during the succeeding 12 months. In setting crediting and participation rates, the Company takes into account yield characteristics on its investment portfolio, surrender rate assumptions and competitive industry pricing. Interest crediting rates on the Company's in force SPDAs ranged from 3.50% to 7.75% at December 31, 1998. Such policies had guaranteed minimum rates ranging from 3.0% to 6.35% as of such date. Initial interest crediting rates on new policies issued in 1998 ranged from 4.30% to 7.20%. Guaranteed minimum rates on new policies issued during 1998 ranged from 3.0% to 4.5%.

Substantially all of the Company's annuities permit the policyholder at anytime to withdraw all or part of the accumulated policy value. Premature termination of an annuity policy results in the loss by the Company of anticipated future earnings related to the premium deposit and the accelerated recognition of the expenses related to policy acquisition (principally commissions), which otherwise are deferred and amortized over the expected life of the policy. Surrender charges provide a measure of protection against premature withdrawal of policy values. Substantially all of the Company's insurance products currently are issued with surrender charges or similar penalties. Such surrender charges for all policies, except KeyIndex, typically start at 7% of the policy premium and then decline to zero over a five to seven year period. KeyIndex imposes a penalty on surrender of up to 10% of the premium deposit for the life of the policy. At December 31, 1998, 81% of the Company's fixed annuity policyholder balances were subject to surrender charges or restrictions. Surrender charges generally do not apply to withdrawals by policyowners of, depending on the policy, either up to 10% per year of the then accumulated value or the accumulated returns. In addition, certain policies may provide for charge-free withdrawals in certain circumstances and at certain times. All policies, except for certain variable annuities, are also subject to "free look" risk (the legal right of a policyholder to cancel the policy and receive back the premium deposit, without interest, for a period ranging from ten days to one year, depending upon the policy). To the extent a policyholder exercises the "free look" option, the Company may realize a loss as a result of any investment losses on the underlying assets during the free look period, as well as the commissions paid on the sale of the policy. While SPWLs also permit withdrawal, it generally would produce significant adverse tax consequences to the policyholder.

Keyport's strong financial ratings are important to its ability to accumulate and retain assets. Keyport is rated "A" (Excellent) by A.M. Best, "AA" (very strong financial security) by Standard & Poor's ("S&P"), "A2" (good) by Moody's and "AA-" (very high claims-paying ability) by Duff & Phelps. Rating agencies periodically review the ratings they issue. S&P raised Keyport's rating from "AA-" to "AA" in March 1998 and reaffirmed that rating in January 1999. In September 1998, Moody's reduced Keyport's rating from "A1" to "A2". In January 1999, A.M. Best reduced Keyport's rating from "A+" to "A". These ratings reflect the opinion of the rating agency as to the relative financial strength of Keyport and Keyport's ability to meet its contractual obligations to its policyholders. Such ratings are not "market" ratings or recommendations to use or invest in
Keyport and should not be relied upon when making a decision to invest in the Company. Many financial institutions and broker-dealers focus on the claims-paying ability of an insurer in determining whether to market the insurer's annuities. If any of Keyport's ratings were downgraded from their current levels or if the ratings of Keyport's competitors improved and Keyport's did not, sales of Keyport's products, the level of surrenders on existing policies and the Company's relationships with distributors could be materially adversely affected. No assurances can be given that Keyport will be able to maintain its financial ratings. The Company's S&P rating was placed under credit watch with negative implications as a consequence of an acquisition announced by Liberty Mutual in January 1999.

Customer  service  is essential to asset accumulation  and  retention.  The
Company believes it has a reputation for excellent service to its distributors and its policyholders. The Company has developed advanced technology systems for immediate response to customer inquiries, and rapid processing of policy issuance and commission payments (often at the point of sale). These systems also play an important role in controlling costs. The Company's operating expense ratio for 1998 and 1997 was 0.42% and 0.40% of assets, respectively, which reflects the Company's low cost operations.

General Account Investments

Premium deposits on fixed and equity-indexed annuities are credited to the Company's general account investments (which at December 31, 1998 totaled $13.3 billion). General account investments include cash and cash equivalents. To maintain its investment spread at acceptable levels, the Company must earn returns on its general account sufficiently in excess of the fixed or indexed returns credited to policyholders. The key element of this investment process is asset/liability management. Successful asset/liability management requires both a quantitative assessment of overall policy liabilities (including maturities, surrenders and crediting of interest) and prudent investment of general account assets. The two most important tools in managing policy liabilities are setting crediting rates and establishing surrender periods. The investment process requires portfolio techniques that earn acceptable yields while effectively managing both interest rate risk and credit risk. The Company emphasizes a conservative approach to asset/liability management, which is oriented toward reducing downside risk in adverse markets, as opposed to maximizing spread in favorable markets. The approach is also designed to reduce earnings volatility. Various factors can impact the Company's investment spread, including changes in interest rates and other factors affecting the Company's general account investments.

The bulk of the Company's general account investments are invested in fixed maturity securities (84.7% at December 31, 1998). The Company's principal strategy for managing interest rate risk is to closely match the duration of its general account investment portfolio to its policyholder balances. The Company also employs hedging strategies to manage this risk, including interest rate swaps and caps. In the case of equity-indexed products, the Company purchases S&P 500 Index call options and futures to hedge its obligations to provide participation rate returns. Credit risk is managed by careful credit analysis and monitoring. A portion of the general account investments (8.1% at December 31, 1998) is invested in below investment grade fixed maturity securities to enhance overall portfolio yield. Below investment grade securities pose greater risks than investment grade securities. The Company actively manages its below investment grade portfolio to optimize its risk/return profile. At December 31, 1998, the carrying value of fixed maturity investments that were non-income producing was $30.0 million, which constituted 0.2% of investments.

As of December 31, 1998, the Company owned approximately $3.3 billion of mortgage-backed securities (24.8% of its general account investments), 97.3% of which were investment grade. Mortgage-backed securities are subject to significant prepayment and extension risks, since the underlying mortgages may be repaid more or less rapidly than scheduled.

As of December 31, 1998, approximately $3.6 billion (26.7% of the Company's general account investments) were invested in securities that were sold without registration under the Securities Act and were not freely tradable under the Securities Act or which were otherwise illiquid. These securities may be resold pursuant to an exemption from registration under the Securities Act. If the Company sought to sell such securities, it might be unable to do so at the then current carrying values and might have to dispose of such securities over extended periods of time at uncertain levels.

Marketing and Distribution

Keyport's sales strategy is to use multiple distribution channels to achieve broader market presence. During 1998, the bank channel represented approximately 42.6% of Keyport's annuity sales, and the brokerage channel represented approximately 13.1%. The sale of insurance and investment products through the bank distribution channel is highly regulated. Sales through other distributors of insurance products, such as financial planners, insurance agents and an institutional channel represented approximately 44.3% of total annuity sales.

The following table presents sales information in Keyport's distribution channels for the periods indicated (in millions).

                      Sales of Fixed and             Sales of Variable
                       Indexed Annuities                 Annuities
                     Year Ended December 31,      Year Ended December 31,
                      1998      1997     1996     1998     1997      1996
Bank channel
Independent         $ 71.3   $ 168.4  $ 139.4   $ 223.7   $ 121.0  $ 28.5
Third party
  bank marketers     294.9     286.5    311.2      45.8       3.2    13.7

Other channels:
Broker-dealers        69.8     179.5    211.7     126.0      24.9    36.6
Other distributors   547.5     314.1    485.6     111.8      23.6    18.5

Regulation

The Company's business activities are extensively regulated. The following briefly summarizes the principal regulatory requirements and certain related matters.

Keyport's retirement-oriented insurance products generally are issued as individual policies. The policy is a contract between the issuing insurance company and the policyholder. State law regulates policy forms, including all principal contract terms. In most cases, the policy form must be approved by the insurance department or similar agency of a state in order for the policy to be sold in that state.

Keyport and Independence Life are chartered in Rhode Island and the State of Rhode Island Insurance Department is their primary oversight regulator. Keyport Benefit is chartered in the state of New York and the New York Department of Insurance is its primary oversight regulator. Keyport Benefit operates exclusively in New York and Rhode Island. Keyport and Independence Life also must be licensed by the state insurance regulators in each other jurisdiction in which they conduct business. They currently are licensed to conduct business in 49 states (the exception being New
York), and in the District of Columbia and the Virgin Islands. State insurance laws generally provide regulators with broad powers related to issuing licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type and amount of investments permitted, limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval, and other related matters. The regulators also make periodic examinations of individual companies and review annual and other reports on the financial conditions of all companies operating within their respective jurisdictions.

Keyport and Independence Life prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the Insurance Department of the State of Rhode Island. Keyport Benefit prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the New York Department of Insurance. State laws prescribe certain statutory accounting practices. Permitted statutory accounting practices encompass all accounting practices that are not proscribed; such practices may differ between the states and companies within a state. The National Association of Insurance Commissioners (the "NAIC") currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of prescribed statutory accounting practices. That project, which is expected to be completed in 1999, may result in changes to the accounting practices that the Company uses to prepare its statutory-basis financial statements. The impact of any such changes on the Company's statutory-surplus cannot be determined at this time. No assurance can be given that such changes would not have a material adverse effect on the Company.

Risk-Based Capital Requirements. In recent years, various states have adopted new quantitative standards promulgated by the NAIC. These standards are designed to reduce the risk of insurance company insolvencies, in part by providing an early warning of financial or other difficulties. These standards include the NAIC's risk-based capital ("RBC") requirements. RBC requirements attempt to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The requirements provide for four different levels of regulatory attention which implement increasing levels of regulatory control (ranging from development of an action plan to mandatory receivership). As of December 31, 1998, Keyport's capital and surplus exceeded the level at which the least severe of these regulatory attention levels would be triggered.

Guaranty Fund Assessments. Under the insurance guaranty fund laws existing in each state, insurers can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. Because assessments typically are not made for several years after an insurer fails, Keyport cannot accurately determine the precise amount or timing of its exposure to known insurance company insolvencies at this time. For certain information regarding the Company's historical and estimated future assessments, see Note 11 to the Company's Consolidated Financial Statements. The insolvency of large life insurance companies in future years could result in material assessments to Keyport by state guaranty funds. No assurance can be given that such assessments would not have a material adverse effect on the Company.

Insurance Holding Company Regulation. Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to Liberty Financial, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. The Company had not paid any dividends since its acquisition in 1988. In 1998, the Company paid $20.0 million in dividends to Liberty Financial. As of December 31, 1998, the amount of additional dividends that the Company could pay without such approval was $59.1 million.

General Regulation at Federal Level and Certain Related Matters.
Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance business include limitations on antitrust immunity, minimum solvency requirements and the removal of barriers restricting banks from engaging in the insurance business. In particular, several proposals to repeal or modify the Bank Holding Company Act of 1956 (which prohibits banks from being affiliated with insurance companies) have been made by members of Congress and the Clinton Administration. Moreover, the United States Supreme Court held in 1995 in NationsBank of North Carolina v. Variable Annuity Life Insurance Company that annuities are not insurance for purposes of the National Bank Act. In addition, the Supreme Court also held in 1995 in Barnett Bank of Marion City v. Nelson that state laws prohibiting national banks from selling insurance in small town locations are preempted by federal law. The Office of the Comptroller of the Currency adopted a ruling in November 1996 that permits national banks, under certain circumstances, to expand into other financial services, thereby increasing competition for the Company. At present, the extent to which banks can sell insurance and annuities without regulation by state insurance departments is being litigated in various courts in the United States. Although the effect of these recent developments on the Company and its competitors is uncertain, there can be no assurance that such developments would not have a material adverse effect on the Company.

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

Employees

As of December 31, 1998, the Company had 408 full-time employees. The Company provides its employees with a broad range of employee benefit programs. The Company believes that its relations with its employees are excellent.

Item 2. Properties

As of December 31, 1998, the Company maintained its executive, administrative and sales offices in leased facilities. The Company leases approximately 96,500 square feet in two facilities in downtown Boston pursuant to leases which expire in 2008. The Company also leases approximately 19,800 square feet in a single facility in Lincoln, Rhode Island and 13,300 square feet in a single facility in Lake Mary, Florida pursuant to leases that expire in 2007 and 2004, respectively.

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

Directors and Principal Officers of the Registrant

The following are the principal officers and directors of the Company:

                           Position with          Other Business, Vocation
                             Keyport               or Employment for Past
Name, Age                 Year of Election               Five Years

Kenneth R. Leibler, 50 Chairman of the Board,   Chief Executive Officer of
                       12/31/94                 Liberty Financial
                                                Companies, Inc. ("LFC"),
                                                1/1/95; President of LFC,
                                                formerly Chief Operating
                                                Officer of LFC

Frederick Lippitt, 82  Director, 1/31/62,       Chairman of The Providence
                       and Assistant Secretary, Plan Providence, RI
                       4/9/69

Robert C. Nyman, 63    Director, 4/11/96        Formerly President and
                                                Chairman of Nyman
                                                Manufacturing Co., East
                                                Providence, RI

Paul H. LeFevre, Jr.,  Acting President,        Formerly Senior Vice
56                     10/22/98, Executive      President and Chief
                       Vice President, 4/10/97  Financial Officer of
                                                the Company, 9/1/95;
                                                Acting President,
                                                10/22/98, Director,
                                                1/30/98 and Executive Vice
                                                President of Keyport
                                                Benefit Life Insurance
                                                Company; Director, 1/8/93,
                                                and Executive Vice
                                                President, 7/22/97 of
                                                LASC; formerly Senior Vice
                                                President and Chief
                                                Financial Officer of LASC,
                                                1/8/93; Director, 10/1/93,
                                                and Executive Vice
                                                President, 7/28/97, of
                                                Independence Life;
                                                formerly Senior Vice
                                                President and Chief
                                                Financial Officer of
                                                Independence Life, 10/1/93

Bernard R.             Senior Vice President    Director, 1/30/98, and
Beckerlegge, 52        and General Counsel,     Senior Vice President and
                       9/1/95                   General Counsel of Keyport
                                                Benefit Life Insurance
                                                Company, 2/6/98; Senior
                                                Vice President and General
                                                Counsel of LASC, 7/22/97;
                                                Senior Vice President and
                                                General Counsel of
                                                Independence Life,
                                                10/9/95; formerly General
                                                Counsel for B.T. Variable
                                                Insurance Co., 8/1/88

Bernhard M. Koch, 44   Senior Vice President    Director, 1/30/98 and
                       and Chief Financial      Senior Vice President
                       Officer, 8/7/97          and Chief Financial
                                                Officer of Keyport Benefit
                                                Life Insurance Company,
                                                2/6/98; Senior Vice
                                                President and Chief
                                                Financial Officer of LASC,
                                                7/22/97; Senior Vice
                                                President and Chief
                                                Financial Officer of
                                                Independence Life,
                                                7/28/97; formerly
                                                Executive Vice President
                                                and Chief Financial
                                                Officer of Life Partners
                                                Group, 12/1/95; formerly
                                                Senior Vice President and
                                                Chief Financial Officer of
                                                Laurentian Capital Corp.,
                                                5/1/88

Stewart R. Morrison,   Senior Vice President,   Formerly Vice President,
42                     4/10/97, and Chief       Investments of the
                       Investment Officer,      Company; Senior Vice
                       5/16/94                  President and Chief
                                                Investment Officer of
                                                Keyport Benefit Life
                                                Insurance Company, 2/6/98;
                                                Senior Vice President and
                                                Chief Investment Officer
                                                of LASC, 7/22/97; formerly
                                                Vice President,
                                                Investments of LASC,
                                                1/8/93; Senior Vice
                                                President and Chief
                                                Investment Officer
                                                of Independence Life,
                                                7/28/97; formerly Vice
                                                President, Independence
                                                Life, 10/1/93

Francis E. Reinhart,   Senior Vice President,   Formerly Chief
58                     4/5/90, and Chief        Administrative Officer of
                       Information Officer,     the Company; formerly
                       4/10/97                  Director and Vice
                                                President of KFSC; Senior
                                                Vice President and Chief
                                                Information Officer of
                                                Keyport Benefit Life
                                                Insurance Company, 2/6/98;
                                                Senior Vice President of
                                                LASC, 1/8/93; formerly
                                                Chief Administrative
                                                Officer 1/8/93; Senior
                                                Vice President, 10/1/93
                                                and Chief Information
                                                Officer, 7/28/97 of
                                                Independence Life;
                                                formerly Chief
                                                Administrative Officer of
                                                Independence Life, 10/1/93

Mark R. Tully, 42      Senior Vice President    Formerly Vice President,
                       and Chief Sales Officer, 8/7/97, and Vice
                       1/20/98                  President -  National
                                                Director of Traditional
                                                Sales of the Company,
                                                8/10/95; Senior Vice
                                                President and Chief Sales
                                                Officer of Keyport Benefit
                                                Life Insurance Company,
                                                2/6/98; Director and
                                                Senior Vice President of
                                                LASC, 1/13/98; Director
                                                and Senior Vice President
                                                of Independence Life,
                                                12/14/97; formerly Vice
                                                President of Paine Webber,
                                                Inc., 11/1/88.

James P. Greaton, 41   Vice President and       Vice President and
                       Corporate Actuary,       Corporate Actuary of
                       6/12/96                  Keyport Benefit Life
                                                Insurance Company, 2/6/98;
                                                Vice President and
                                                Corporate Actuary of
                                                Independence Life,
                                                12/31/96; formerly
                                                Valuation Actuary,
                                                Providian Capital
                                                Management, 5/94

Jeffery J. Lobo, 37    Vice President--Risk     Formerly Assistant Vice
                       Management, 6/12/96      President - Director of
                                                Quantitative Research for
                                                the Company; Vice
                                                President - Risk
                                                Management of Keyport
                                                Benefit Life Insurance
                                                Company, 2/6/98; formerly
                                                Vice President of Credit
                                                Suisse Financial Products,
                                                11/94

Jeffery J.             Vice President,          Formerly Controller of
Whitehead, 42          11/5/92 and Treasurer,   the Company; Vice
                       5/4/95                   President and Treasurer of
                                                Keyport Benefit Life
                                                Insurance Company, 2/6/98;
                                                Vice President and
                                                Treasurer of LASC,
                                                5/19/95; Vice President
                                                and Treasurer of
                                                Independence Life, 5/19/95

                                  PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters

Not applicable.

Item 6. Selected Financial Data (in thousands)

As of and for
the year ended
December 31,         1998      1997        1996        1995       1994
Income statement
  data:
Investment
  income      $   815,266 $   847,048 $   790,365 $   755,930 $   689,575
Interest
  credited       (562,238)   (594,084)   (572,719)   (555,725)   (481,926)
Investment
  spread          252,988     252,964     217,646     200,205     207,649
Fee income         42,836      36,353      33,534      29,767      25,273
Operating
  expenses        (53,544)    (49,941)    (43,815)    (44,475)    (54,295)
Income before
  income taxes    161,519     172,651     137,846     107,941      95,276
Net income        108,600     113,561      90,624      69,610      63,225

Balance sheet
  data:
Total cash and
  investments $13,317,878 $13,505,858 $12,305,312 $10,922,125 $ 9,274,793
Total assets   15,775,231  15,342,189  13,924,557  12,280,194  10,873,604
Stockholder's
  equity        1,135,597   1,103,021     980,782     902,331     682,485

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Net income was $108.6 million in 1998, compared to $113.6 million in 1997 and $90.6 million in 1996. Favorable variances in 1998 as compared to 1997 were the result of higher fee income, reduced amortization of deferred policy acquisition costs and value of insurance in force, lower policy benefits and income tax expense. Offsetting these items were reductions in net realized investment gains and higher operating expenses.

Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited to policyholder balances. Investment spread was $253.0 million in 1998 and 1997 as compared to $217.6 million in 1996. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. Such investment spread percentage was 1.78% in 1998, 1.91% in 1997, and 1.84% in 1996.

Investment income was $815.2 million in 1998, compared to $847.0 million in 1997 and $790.4 million in 1996. The decrease of $31.8 million in 1998 compared to 1997 primarily relates to a $66.4 million decrease resulting from a lower average investment yield, partially offset by a $34.6 million increase as a result of a higher level of average invested assets. The 1998 investment income was net of $70.8 million of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities compared to $47.6 million in 1997. The average investment yield was 6.36% in 1998 compared to 6.90% in 1997. Investment income increased in 1997 compared to 1996 primarily as a result of a higher level of average invested assets, partially offset by a decrease resulting from a lower average investment yield. The average investment yield was 6.90% in 1997 compared to 7.16% in 1996.

Interest credited to policyholders totaled $562.2 million in 1998, compared to $594.1 million in 1997 and $572.7 million in 1996. The decrease of $31.9 million in 1998 compared to 1997 primarily relates to a $49.4 million decrease resulting from a lower average interest credited rate, partially offset by a $17.5 million increase as a result of a higher level of average policyholder balances. Policyholder balances averaged $12.3 billion (including $10.5 billion of fixed products and $1.8 billion of equity-indexed annuities) in 1998 compared to $11.9 billion (including $10.8 billion of fixed products and $1.1 billion of equity-indexed annuities) in 1997. The average interest credited rate was 4.58% (5.23% on fixed products and 0.85% on equity-indexed annuities) in 1998 compared to 4.99% (5.45% on fixed products and 0.85% on equity-indexed annuities) in 1997. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 95%) of the change in value of the S&P 500 Index. The
Company's  equity-indexed  annuities  also  provide  a  full  guarantee  of principal if held to term, plus interest at 0.85% annually. For each of the periods presented, the interest credited to equity-indexed policyholders related to the participation rate was offset by investment income recognized on the S&P 500 Index call options and futures, resulting in an 0.85% net credited rate. Interest credited to policyholders increased in 1997 compared to 1996 primarily as a result of a higher level of average policyholder balances, partially offset by a decrease in the average interest credited rate. Policyholder balances averaged $11.9 billion in 1997 compared to $10.8 billion in 1996. The average interest credited rate was 5.32% in 1996.

Average investments (computed without giving effect to Statement of Financial Accounting Standards No. 115), including a portion of the Company's cash and cash equivalents, were $12.8 billion in 1998 compared to $12.3 billion in 1997 and $11.0 billion in 1996. The increase of $0.5 billion in 1998 compared to 1997 was primarily due to the reinvestment of portfolio earnings. The increase of $1.3 billion in 1997 compared to 1996 was primarily due to a 100% coinsurance agreement with respect to a $954.0 million block of SPDAs entered into with Fidelity & Guaranty Life Insurance Company ("F&G Life") during the third quarter of 1996 and the reinvestment of portfolio earnings.

Net realized investment gains were $.8 million in 1998, compared to $24.7 million in 1997 and $5.5 million in 1996. The net realized investment gains in 1998 were net of losses of $28.3 million for certain fixed maturity investments where the decline in value was determined to be other than temporary. There were no impairment writedowns in 1997 and 1996. The net realized investment gains in 1998 included net gains on sales of fixed maturity investments of $12.4 million, gains on sales of equity securities of $14.7 million and gains of $.1 million on redemption of seed money investments in separate account mutual funds sponsored by the Company. The net realized investment gains in 1997 included gains on sales of fixed maturity investments of $16.8 million and gains of $7.9 million on redemption of seed money investments in separate account mutual funds sponsored by the Company. Sales of fixed maturity and equity investments generally are made to maximize total return.

Surrender charges on fixed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $17.5 million in 1998, compared to $16.0 million in 1997 and $14.9 million in 1996.

Total annuity withdrawals represented 13.2% of the total average annuity policyholder and separate account balances in 1998 and 11.6% in 1997 and 1996. Excluding surrenders from the older block of annuities acquired in the F&G Life transaction, the withdrawal percentages were 13.2% in 1998, 10.6% in 1997 and 10.0% in 1996.

Separate account fees are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These fees, which are based on the market values of the assets in separate accounts supporting the contracts, were $20.6 million in 1998 compared to $17.1 million in 1997 and $16.0 million in 1996. Such fees represented 1.44%, 1.54% and 1.68% of average variable annuity and variable life separate account balances in 1998, 1997 and 1996, respectively.

Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the levels of assets under management, which are affected by product sales and redemptions and changes in the market values of the investments managed. Management fees were $4.8 million in 1998, compared to $3.3 million in 1997 and $2.6 million in 1996. The increase of $1.5 million in 1998 compared to 1997 primarily reflects a higher level of average assets under management.

Operating expenses primarily represent compensation, selling and other general and administrative expenses. These expenses were $53.5 million in 1998, compared to $49.9 million in 1997 and $43.8 million in 1996. The increase in 1998 compared to 1997 was primarily due to higher employee related expenses and selling expenses.

Amortization of deferred policy acquisition costs were $69.2 million in 1998, compared to $75.9 million in 1997 and $60.2 million in 1996. The decrease in amortization of $6.7 million in 1998 compared to 1997 was primarily related to revisions in investment spread assumptions, partially offset by increased amortization from the growth of business in force. The increase in amortization in 1997 compared to 1996 was primarily related to the increase in investment spread from the growth of business in force associated with fixed and equity-indexed products and the increased sales of variable annuity products during 1997. Amortization expense represented 24.8%, 27.5% and 25.1% of investment spread and separate account fees in 1998, 1997 and 1996, respectively.

Amortization of value of insurance in force totaled $8.2 million in 1998, compared to $10.5 million in 1997 and $10.2 million in 1996. The decrease in amortization of $2.3 million in 1998 compared to 1997 was primarily related to lower amortization associated with F&G Life. The increase in amortization in 1997 compared to 1996 was primarily due to increased amortization of $4.0 million related to the F&G Life transaction, partially offset by decreased amortization related to a change in mortality assumptions.

Income tax expense was $52.9 million or 32.76% of pretax income in 1998, compared to $59.1 million or 34.2% of pretax income in 1997 and $47.2 million or 34.3% pretax income in 1996.

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

Financial Condition

Stockholder's Equity as of December 31, 1998 was $1.136 billion compared to $1.103 billion as of December 31, 1997. The increase in stockholder's equity was due to an in increase in comprehensive income of $52.6 million, offset by cash dividends of $20.0 million paid to Liberty Financial.

Investments not including cash and cash equivalents totaled $12.6 billion at December 31, 1998 compared to $12.3 billion at December 31, 1997. The increase of $0.3 billion is primarily attributable to the reinvestment of portfolio earnings.

The  Company's  general investment policy is to hold fixed maturity  assets for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its entire fixed maturity portfolio as "available for sale" and carries such investments at fair value. The Company's total investments at December 31, 1998 and 1997 reflected net unrealized gains of $105.3 million and $283.8 million, respectively, relating to its fixed maturity and equity portfolios.

Approximately $11.3 billion, or 84.9%, of the Company's general account investments at December 31, 1998, were rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the NAIC. At December 31, 1998, the carrying value of investments in below investment grade securities totaled $1.1 billion, or 8.1% of general account investments of $13.3 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

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

As of December 31, 1998, the carrying value of fixed maturity investments that were non-income producing was $30.0 million, which constituted 0.2% of investments. There were no non-income producing fixed maturity investments as of December 31, 1997.

Market Risk

Market-Sensitive Instruments and Risk Management

Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. The Company's primary market risk exposures are to changes in interest rates and to changes in equity prices.

The active management of market risk is integral to the Company's operations. The Company may use the following approaches to manage its exposure to market risk within defined tolerance ranges: 1) rebalance its existing asset or liability portfolios, 2) change the character of future investment purchases, or 3) use derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased.

Corporate Oversight

The  Company  generates  substantial  investable  funds  from  its  annuity operations. The Company believes that its fixed and indexed policyholder balances should be backed by investments, principally comprised of fixed maturities, which generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rates, the slope of the yield curve and the excess at which fixed maturities are priced over the yield curve. The Company's portfolio strategy is designed to achieve acceptable risk-adjusted returns by effectively managing portfolio liquidity and credit quality.

The Company administers and oversees the investment risk management processes primarily through its Investment Committee, its Board of Directors, and the Board of Directors of Liberty Financial. The Investment Committee and Board of Directors provide executive oversight of investment activities. The Investment Committee is a senior management committee consisting of the Chief Investment Officer, Chief Financial Officer, President, and members of senior management of Liberty Financial. The Investment Committee meets monthly to provide detailed oversight of investment risk, including market risk.

The Company has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities. In addition, the Company has specific investment policies that delineate the investment limits and strategies that are appropriate given the Company's liquidity, surplus, product and regulatory requirements.

The Company monitors and manages its exposure to market risk through asset allocation limits, duration limits, and stress tests. Asset allocation limits place restrictions on the aggregate fair value which may be invested within an asset class. Duration limits on the aggregate investment portfolio, and, as appropriate, on individual components of the portfolio, place restrictions on the amount of interest rate risk that may be taken. Stress tests measure downside risk to fair value and earnings over longer time intervals and for adverse market scenarios.

The day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by asset allocation, duration and other limits, including but not limited to credit and liquidity.

Interest Rate Risk

Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. This risk arises from the Company's primary activities, as the Company invests substantial funds in interest-sensitive assets and also has interest-sensitive liabilities. The Company's asset/liability management emphasizes a conservative approach, which is oriented toward reducing downside risk in adverse markets, as opposed to maximizing spread in favorable markets.

The Company manages the interest rate risk inherent in its assets relative to the interest rate risk inherent in its liabilities. One of the measures the Company uses to quantify this exposure is effective duration. Effective duration is a common measure for the price sensitivity of assets and liabilities to changes in interest rates. It measures the approximate percentage change in the fair value of assets and liabilities when interest rates change by 100 basis points. This measure includes the impact of estimated changes in portfolio cash flows from features such as prepayments and bond calls. The effective duration of assets and related liabilities are produced using standard financial valuation techniques. At December 31, 1998, the estimated difference between the Company's asset and liability duration was approximately 1.2. This positive duration gap indicates that the fair value of the Company's assets is somewhat more sensitive to interest rate movements than the fair value of its liabilities.

The Company seeks to invest premiums and deposits to create future cash flows that will fund future benefits, claims, and expenses, and earn stable margins across a wide variety of interest rate and economic scenarios. In order to achieve this objective and limit its exposure to interest rate risk, the Company adheres to a philosophy of managing the effective duration of assets and related liabilities. The Company uses interest rate swaps, futures and caps to reduce the interest rate risk resulting from effective duration mismatches between assets and liabilities. To the extent that actual results differ from the assumptions utilized, the Company's effective duration could be significantly impacted. Important assumptions include the timing of cash flows on mortgage-related assets and liabilities subject to policyholder surrenders. Additionally, the Company's calculation assumes that the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the impact of non-parallel changes in the term structure of interest rates and/or large changes in interest rates.

The Company's potential exposure due to a 10% increase in prevailing interest rates from their December 31, 1998 levels is a loss of $87.0 million in fair value of its fixed-rate assets that is not offset by a decrease in the fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss

Equity Price Risk

Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock or stock index. At December 31, 1998, the Company had approximately $24.6 million in common stocks and $535.1 million in other equity investments (primarily call options and futures contracts).

At December 31, 1998, the Company had $2.1 billion in equity-indexed annuity liabilities which provide customers with contractually guaranteed participation in price appreciation of the Standard & Poor's 500 Composite Price Index ("S&P 500 Index"). The Company purchases equity-indexed options and futures to hedge the risk associated with the price appreciation component of equity-indexed annuity liabilities.

The Company manages the equity risk inherent in its assets relative to the equity risk inherent in its liabilities by conducting detailed computer simulations that model its S&P 500 Index derivatives and its equity-indexed annuity liabilities under stress-test scenarios in which both the index level and the index option implied volatility are varied through a wide range. Implied volatility is a value derived from standard option valuation models representing an implicit forecast of the standard deviation of the returns on the underlying asset over the life of the option or future. The fair values of S&P 500 Index linked securities, derivatives, and annuities are produced using standard derivative valuation techniques. The derivatives and future portfolios are constructed to maintain acceptable interest margins under a variety of possible future S&P 500 Index levels and option or future cost environments. In order to achieve this objective and limit its exposure to equity price risk, the Company measures and manages these exposures using methods based on the fair value of assets and the price appreciation component of related liabilities. The Company uses derivatives, including futures and options, to modify its net exposure to fluctuations in the S&P 500 Index.

Based upon the information and assumptions the Company uses in its stress-test scenarios at December 31, 1998, management estimates that if the S&P 500 Index increases by 10%, the net fair value of its assets and liabilities described above would decrease by approximately $2.0 million. If the S&P 500 Index decreases by 10%, management estimates that the net fair value of its assets and liabilities will increase by approximately $2.0 million. If option implied volatilities increase by 100 basis points, management estimates that the net fair value of its assets and liabilities will decrease by approximately $6.0 million.

The simulations do not consider the effects of other changes in market conditions that could accompany changes in the equity option and futures markets including the effects of changes in implied dividend yields, interest rates, and equity-indexed annuity policy surrenders.

Derivatives

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements ("swap agreements") and interest rate cap agreements ("cap agreements") to match assets more closely to liabilities. Swap agreements are agreements to exchange with counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. The Company had 42 and 45 outstanding swap agreements with an aggregate notional principal amount of $2.4 billion and $2.6 billion as of December 31, 1998 and 1997, respectively.

Cap agreements are agreements with a counterparty that require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had interest rate cap agreements with an aggregate notional amount of $250.0 million as of December 31, 1998 and 1997.

With respect to the Company's equity-indexed annuities, the Company buys call options and futures on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $535.6 million and $323.3 million as of December 31, 1998 and 1997, respectively. The Company had futures with a carrying value of $(.6) million and $.8 million as of December 31, 1998 and 1997, respectively.

There are risks associated with some of the techniques the Company uses to match its assets and liabilities. The primary risk associated with swap, cap and call option agreements is counterparty nonperformance. The Company believes that the counterparties to its swap, cap and call option agreements are financially responsible and that the counterparty risk associated with these transactions is minimal. Future contracts trade on organized exchanges and, therefore, have minimal credit risk. In addition, swap and cap agreements have interest rate risk and call options and future contracts have stock market risk. These swap and cap agreements hedge fixed-rate assets and the Company expects that any interest rate movements that adversely affect the market value of swap agreements would be offset by changes in the market values of such fixed-rate assets. However, there can be no assurance that these hedges will be effective in offsetting the potential adverse effects of changes in interest rates. Similarly, the call options and futures hedge the Company's obligations to provide returns on equity-indexed annuities based upon the S&P 500 Index, and the Company believes that any stock market movements that adversely affect the market value of S&P 500 Index call options and futures would be substantially offset by a reduction in policyholder liabilities. However, there can be no assurance that these hedges will be effective in offsetting the potentially adverse effects of changes in S&P 500 Index levels. The Company's profitability could be adversely affected if the value of its swap and cap agreements increase less than (or decrease more than) the change in the market value of its fixed rate assets and/or if the value of its S&P Index 500 call options and futures increase less than (or decrease more than) the value of the guarantees made to equity-indexed policyholders.

In June 1998, Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement standardizes the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999. Earlier adoption is permitted. Upon adoption, the Company will be required to record a cumulative effect adjustment to reflect this accounting change. At this time, the Company has not completed its analysis and evaluation of the requirements and the impact of this statement.

Liquidity and Capital Resources

The Company's liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses and policy acquisition costs, and the purchase of investments. The Company generates cash from annuity premiums and deposits, net investment income, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At December 31, 1998, $9.7 billion, or 73.3%, of the Company's general account investments are considered readily marketable.

To the extent that unanticipated surrenders cause the Company to sell for liquidity purposes a material amount of securities prior to their maturity, such surrenders could have a material adverse effect on the Company. Although no assurance can be given, the Company believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments, thereby precluding the sale of fixed maturity investments in a potentially unfavorable market. In addition, the Company's fixed-rate products incorporate surrender charges to encourage persistency and make the cost of its policyholder balances more predictable. Approximately 81% of the Company's fixed annuity policyholder balances were subject to surrender charges or restrictions as of December 31, 1998.

Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to Liberty Financial, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. The Company had not previously paid any dividends since its acquisition in 1988. In 1998, the Company paid $20.0 million in dividends to Liberty Financial. As of December 31, 1998, the amount of additional dividends that the Company could pay without such approval was $59.1 million.

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

Year 2000

Many companies and organizations have computer programs that use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. The Company relies significantly on computer systems and applications in its operations. Some of these systems are not presently Year 2000 compliant. If not corrected, this could cause system failures. Such failures could have an adverse effect on the Company causing disruption of operations, including, among other things, an inability to process transactions.

In addressing the Year 2000 issue, the Company has completed an inventory of its computer programs and assessed its Year 2000 readiness. The Company's computer programs include internally developed programs, third-party purchased programs and third-party custom developed programs. For programs which were identified as not being Year 2000 ready, the Company has implemented a remediation plan which includes repairing or replacing the programs and appropriate testing for Year 2000. The remediation plan is substantially complete and is currently in the final testing phase. The Company also identified its non-information technology systems with respect to Year 2000 issues. The Company initiated remediation efforts in this area and expects to complete this phase during 1999.

The   Company  has  initiated  communication  with  significant   financial
institutions, distributors, suppliers and others with which it does business to determine the extent to which the Company's systems are vulnerable by the failure of others to remediate their own Year 2000 issues. The Company has received feedback from such parties and is in the process of independently confirming information received from other parties with respect to their year 2000 issues.

The Company is developing, and will continue to develop, contingency plans for dealing with any adverse effects that become likely in the event the Company's remediation plans are not successful or third parties fail to remediate their own Year 2000 issues. If necessary modifications and conversions are not made, or are not timely completed, or if the systems of the companies on which the Company's interface system relies are not timely converted, the Year 2000 issues could have a material impact on the financial condition and results of operations of the Company. However, the Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

Through December 31, 1998, the external cost of the Year 2000 project was approximately $.8 million, which was primarily related to consultants and replacement hardware and software. During 1999, the Company estimates that an additional $1.1 million in costs will be incurred related to testing and contingency plan development. All of the costs of the Year 2000 project are funded through operating cash flows. In the opinion of management, the cost of addressing the Year 2000 issue is not expected to have a material adverse effect of the Company's financial condition or its results of operations.

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

Forward-Looking Statements

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Investors are cautioned that all statements, trend analyses and other information contained in this report or in any of the Company's filings under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the "Exchange Act"), relative to the markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend" and other similar expressions, constitute forward-looking statements under the Reform Act. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, many of which are beyond the Company's control, that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and market factors, such as prevailing interest rate levels, stock market performance and fluctuations in the market for retirement-oriented savings products, which may adversely affect the ability of the Company to sell its products and services and the market value of the Company's investments and assets under management and, therefore, the portion of its revenues that are based on a percentage of assets under management; (2) the Company's ability to manage effectively its investment spread (i.e. the amount by which investment income exceeds interest credited to annuity and life insurance policyholders) as a result of changes in interest rates and crediting rates to policyholders, market conditions and other factors (the Company's results of operations and financial condition are significantly dependent on the Company's ability to manage effectively its investment spread); (3) levels of surrenders and withdrawals of the Company's retirement-oriented insurance products; (4) the ability of the Company to manage effectively certain risks with respect to its investment portfolio, including risks relating to holding below investment grade securities and the ability to dispose of illiquid and/or restricted securities at desired times and prices, and the ability to manage and hedge against interest rate changes through asset/liability management techniques; (5) competition in the sale of the Company's products and services, including the Company's ability to establish and maintain relationships with distributors of its products; (6) changes in financial ratings of the Company or those of its competitors; (7) the Company's ability to attract and retain key employees, including senior officers, investment managers and sales executives; (8) the impact of and compliance by the Company with existing and future regulation, including restrictions on the ability to pay dividends and any obligations of the Company under any guaranty fund assessment laws; (9) changes in applicable tax laws which may affect the relative tax advantages and attractiveness of some of the Company's products; (10) the result of any litigation or legal proceedings involving the Company; (11) changes in generally accepted accounting principles and the impact of accounting principles and pronouncements on the Company's financial condition and results of operation; (12) the impact of Year 2000 issues on the operations of the Company and its subsidiaries; and (13) the other risk factors or uncertainties contained from time to time in any document incorporated by reference in this report or otherwise filed by the Company under the Exchange Act. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements and no assurances can be given that the estimates and expectations reflected in such statements will be achieved

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are contained in the Market Risk section of the Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 17 through 19 herein.

Item 8. Consolidated Financial Statements and Supplementary Data

The   Company's  consolidated  financial  statements  begin  on  page  F-2.
Reference is made to the Index to Financial Statements on page 29 herein.

Additional financial statement schedules are included on pages S-2  through
S-4  herein.   Reference  is  made  to the  Index  to  Financial  Statement
Schedules on page 29 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                 PART III

Item 10. Directors and Executive Officers of the Registrant

Information relating to the executive officers of the registrant appears under the caption "Executive Officers of the Registrant" included in Part I of this Form 10-K following Item 4.

Item 11. Executive Compensation

The tables that appear below, along with the accompanying text and footnotes, provide information on compensation and benefits for the named executive officers, in accordance with applicable SEC requirements. All the data regarding values for stock options pertain to options to purchase shares of Keyport's parent corporation, Liberty Financial Companies, Inc. ("Liberty Financial"). Such data are hypothetical in terms of the amounts that an individual may or may not receive, because such amounts are contingent on continued employment with Keyport and the price of Liberty Financial's Common Stock ("Common Stock"). All year-end values shown in these tables for outstanding stock options reflect a price of $27.00 per share, which was the closing price of the Common Stock on the New York Stock Exchange on December 31, 1998 (the last trading day of 1998). None of the named executive officers received any perquisites during 1998 exceeding the lesser of $50,000 or 10% of such officer's total salary and bonus for such year.

Summary Compensation Table. The following table sets forth compensation information for the past three fiscal years for each of Keyport's chief executive officer and the other four most highly compensated executive officers:

Summary Compensation Table

                         Annual              Long-Term
                       Compensation          Compensation

Name and                               Restricted   Securities
Principal             Base               Stock      Underlying   All Other
Position             Salary    Bonus     Awards2     Options
Compensation
During 1997    Year    ($)      ($)1      ( $)         (#)           ($)3

John W.        1998   454,000  320,000   167,344     16,000        816,912
Rosensteel,    1997   420,000  330,000   149,625     18,750         62,121
President      1996   396,500  275,000     --        22,500         46,037
and Chief
Executive
Officer (4)

Paul H.        1998   328,000  338,300   210,813      9,000         41,422
LeFevre, Jr.,  1997   315,000  205,000    85,500      9,000         35,833
Acting         1996   275,000  155,000     --        13,500         22,424
President (4)

Francis E.     1998   258,000  112,000     --         6,500         25,490
Reinhart,      1997   245,000  115,000     --        11,250         25,325
Senior Vice    1996   233,000  105,000     --        11,250         16,343
President
and Chief
Information
Officer

Stewart R.     1998   240,000  145,000    63,219      5,000         25,808
Morrison,      1997   230,000  130,000    42,750      6,000         20,076
Senior Vice    1996   182,700   54,000       --       8,250         10,437
President &
Chief
Investment
Officer

Bernhard       1998   258,000  123,000    55,781      5,000         64,027
M. Koch (5)    1997   104,166   75,000       --       9,750         87,881
Senior Vice    1996      --       --         --         --            --
President &
Chief
Financial
Officer

Bernard R.     1998   207,000   92,500       --       7,000         17,750
Beckerlegge    1997   195,000   85,000       --      10,500         35,600
Senior Vice    1996   185,000   85,000       --      10,500         31,481
President &
General
Counsel

____________________________________________
1 The amounts presented are bonuses earned in 1998 and paid in 1999, earned in 1997 and paid in 1998, or earned in 1996 and paid in 1997, respectively.

2 Calculated by multiplying the closing price of Liberty Financial's Common Stock on the New York Stock Exchange on the date of grant ($24.3125 on October 23, 1998; $37.1875 on May 11, 1998; $28.50 on May 13, 1997) by
the number of shares awarded. The number of shares and value of restricted stock held by the named executive officers as of December 31, 1998 (based on the New York Stock Exchange closing price of $27.00 for the Liberty Financial's Common Stock at fiscal year end) is as follows: Mr. LeFevre:
10,400 shares, $280,800; Mr. Morrison: 3,200 shares, $86,400; and Mr. Koch:
1,500 shares, $40,500. The restricted stock granted in 1997 (Mr. LeFevre 3,000 shares and Mr. Morrison 1,500 shares) will vest on May 14, 2003 or any time after May 13, 1999 if for a 10 consecutive trading day period the closing price of Liberty Financial's Common Stock exceeds $41.73. The restricted stock granted in May 1998 (Mr. LeFevre 2,400 shares; Mr. Morrison 1,700 shares and Mr. Koch 1,500 shares) will vest on May 12, 2004 or any time after May 11, 2000 if for a 10 consecutive trading day period the closing price of Liberty Financial common stock exceeds $54.45. The restricted stock granted in October 1998 (Mr. LeFevre 5,000 shares) will vest on October 23, 2004 or any time after October 22, 2000 if for a 10 consecutive trading day period the closing price of Liberty Financial common stock exceeds $35.60. All of Mr. Rosensteel's restricted stock vested upon his retirement on December 31, 1998. Holders of restricted stock are entitled to vote their restricted shares and retain all dividends which may be paid with respect to such shares. In general, in the event of termination of employment, restricted shares are forfeited by the holders and revert to Liberty Financial. The closing price of the Liberty Financial's Common Stock on the New York Stock Exchange on March 19, 1999 was $22.312.

3 Consists of (a) in the case of Mr. Rosensteel, $5,000 of insurance premiums paid by Keyport with respect to term life insurance purchased for his benefit in each year; (b) contributions under defined contribution plans for the benefit of the named executive officers, individually as follows: Mr. Rosensteel, $56,912 in 1998, $57,121 in 1997 and $41,037 in
1996;  Mr. LeFevre, $41,422 in 1998,  $35,833 in 1997 and $22,424 in  1996;
Mr.  Reinhart, $25,490 in 1998, $25,325 in 1997 and $16,343  in  1996;  Mr.
Morrison,  $25,808 in 1998, $20,076 in 1997 and $10,437 in 1996; Mr.  Koch,
$7,650  in 1998; and Mr. Beckerlegge, $17,750 in 1998, $7,125 in  1997  and
$1,734 in 1996; (c) in the case of Mr. Koch, $56,377 in 1998 and $87,881 in
1997 of moving expenses reimbursement; (d) in the case of Mr. Beckerlegge, $28,475 in 1997 and $29,747 in 1996 of moving expenses reimbursement; and
(e) in the case of Mr. Rosensteel, $755,000 will be paid in 1999 and 2000 with respect to his retirement.

4 On October 22, 1998 Mr. LeFevre became Acting President and on December 31, 1998, Mr. Rosensteel retired.

5  Mr. Koch became Chief Financial Officer on July 14,1997.

Option Grant Table. The following table sets forth certain information regarding options to purchase Common Stock granted during 1998 by Liberty Financial to the executive officers named in the above summary compensation table.

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
           Options      Employees   Price Per  Expiration      Terms ($)2
Name       Granted (#)   in 1997     Share($)   on Date 1     5%       10%

John W.
Rosensteel   16,000      2.56%       37.19     5/11/08    374,217  948,341

Paul H.
LeFevre, Jr.  9,000      1.44%       37.19     5/11/08    210,497  533,442

Francis E.
Reinhart      6,500      1.04%       37.19     5/11/08    152,026  385,263

Stewart R.
Morrison      5,000      0.80%       37.19     5/11/08    116,943  296,357

Bernhard
M. Koch       5,000      0.80%       37.19     5/11/08    116,943  296,357

Bernard R.
Beckerlegge   7,000      1.12%       37.19     5/11/08    163,720  414,899

_____________________
1 Each option becomes exercisable in four equal annual installments commencing on May 12, 1999, and vests in full upon the death, disability or retirement (after age 60) of the optionee. All of Mr. Rosensteel's stock options vested upon his retirement on December 31, 1998.

2 Amounts represent hypothetical gains that could be achieved for the respective options if such options are not exercised until the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% in accordance with applicable SEC regulations, compounded annually from the dates the options were granted until their expiration dates and, therefore, are not intended to forecast possible future appreciation in the Common Stock. This table does not take into account changes in the price of the Common Stock after the date of grant.

Option Exercises and Year-End Values Table. The following table sets forth certain information regarding (i) the 1998 exercises of stock options and
(ii) the stock options held as of December 31, 1998 by the executive officers named in the above summary compensation table.

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
                                 Exerci-   Unexerci-   Exerci-   Unexerci-
                                 sable       sable     sable       sable

John W.
Rosensteel    50,451   971,740  111,439      ----        704,108    ----

Paul H.
LeFevre, Jr.  21,500   502,618   41,312     25,310       596,489    61,407

Francis E.
Reinhart       1,250    25,417   22,939     22,812       334,219    50,248

Stewart R.
Morrison       ----      ----     5,064     15,124        25,060    35,370

Bernhard
M. Koch        ----      ----     2,437     12,313         ----     ----

Bernard R.
Beckerlegge    ----      ----     7,875     20,125        26,250    26,250

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

Estimated Annual Retirement Benefits at Age 65 under the Pension Plans

                           Years of Credited Service

Compensation       15          20         25          30          35
$   200,000    $  51,773  $  69,030   $  86,288   $  92,954  $   99,621
    400,000      105,773    141,030     176,288     189,621     202,954
    600,000      159,773    213,030     266,288     286,288     306,288
    800,000      213,773    285,030     356,288     382,954     409,621
  1,000,000      267,773    357,030     446,288     479,621     512,954
  1,200,000      321,773    429,030     536,288     576,288     616,288

Benefits under the Pension Plans are based on an employee's average pay for the five highest consecutive years during the last ten years of employment, the employee's estimated social security retirement benefit and years of credited service with Keyport. The current average compensation covered by the Pension Plans for each participating executive officer in the above summary compensation table is as follows: Mr. Rosensteel, $671,218; Mr.
LeFevre,  $475,859;  Mr.  Reinhart, $340,000; Mr. Morrison,  $291,490;  Mr.
Koch, $381,897; and Mr. Beckerlegge, $307,025. For purposes of determining benefits payable upon retirement under the Pension Plans, compensation includes base salary and annual bonus. Benefits are payable in the form of a single-life annuity providing for monthly payments. Actuarially equivalent methods of payment may be elected by the recipient. As of December 31, 1998, the executive officers named in the above summary compensation table had the following full credited years of service under the Pension Plans: Mr. Rosensteel, 8 years; Mr. LeFevre, 19 years; Mr. Reinhart, 14 years; Mr. Morrison, 8 years; Mr. Koch, 1 years; and Mr. Beckerlegge, 3 years.

Change of Control Provisions of 1990 Stock Option Plan. Liberty Financial's 1990 Stock Option Plan, as amended (the "1990 Plan"), provided for the grant of options to officers and other key employees of Liberty Financial for the purchase of shares of common stock. As of March 19, 1999, options issued and outstanding under the 1990 Plan included 31,688 shares held by Mr. Rosensteel (all of which were vested), 23,872 shares held by Mr. LeFevre (all of which were vested); and 14,750 shares held by Mr. Reinhart (all of which were vested). No additional options will be granted under the 1990 Plan. Upon a change of control of Liberty Financial (defined as the transfer of 50% or more of the equity ownership of Liberty Financial other than solely pursuant to a public offering in which securities are issued for cash), Liberty Financial's Compensation and Stock Option Plan committee may, in its discretion, elect to cancel all outstanding options by paying the holders thereof an amount equal to the difference between the fair market value of the Common Stock and the exercise price of such options.

Compensation of Directors. Directors of Keyport who are also employees receive no compensation in addition to their compensation as employees of Keyport. The two outside directors (Lippitt and Nyman) receive $2,000 per quarter, plus $500 for each meeting of the Board of Directors and $200 for each Audit Committee meeting that they attend. Three meetings of the Board of Directors and two meetings of the Audit Committee are scheduled annually.

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

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.  Financial Statements                                    Page

Report of Independent Auditors                                    F-1
Consolidated Balance Sheet, December 31, 1998 and 1997            F-2
Consolidated Income Statement for the Years Ended
     December 31, 1998, 1997 and 1996                             F-3
Consolidated Statement of Stockholder's Equity for the
     Years Ended December 31, 1998, 1997 and 1996                 F-4
Consolidated Statement of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996                             F-5
Notes to Consolidated Financial Statements                  F-6 through  F-
24

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

(c) Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1998.

                      Report of Independent Auditors



The Board of Directors
Keyport Life Insurance Company


We have audited the consolidated balance sheet of Keyport Life Insurance Company as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keyport Life Insurance Company at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                            /s/Ernst & Young LLP

January 28, 1999

                      KEYPORT LIFE INSURANCE COMPANY

                        CONSOLIDATED BALANCE SHEET
                              (in thousands)

                                                   December 31,
               ASSETS                      1998                 1997

Cash and investments:
  Fixed maturities available for sale
   sale (amortized cost: 1998  -
   $11,174,697; 1997 - $10,981,618)     $11,277,204        $11,246,539
  Equity securities (cost: 1998 -
   $21,836;  1997 - $21,950)                 24,649             40,856
  Mortgage loans                             55,117             60,662
  Policy loans                              578,770            554,681
  Other invested assets                     662,513            440,773
  Cash and cash equivalents                 719,625          1,162,347
     Total cash and investments          13,317,878         13,505,858

Accrued investment income                   160,950            165,035
Deferred policy acquisition costs           340,957            232,039
Value of insurance in force                  66,636             53,298
Income taxes recoverable                     31,909             22,537
Intangible assets                            18,082             18,058
Receivable for investments sold              37,936              1,398
Other assets                                 35,345             14,777
Separate account assets                   1,765,538          1,329,189

     Total assets                       $15,775,231        $15,342,189

   LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
  Policy liabilities                    $12,504,081       $12,086,076
  Deferred income taxes                     143,596           133,003
  Payable for investments purchased
     and loaned                             240,440           722,116
  Other liabilities                          28,312            34,015
  Separate account liabilities            1,723,205         1,263,958
     Total liabilities                   14,639,634        14,239,168

Stockholder's equity:
  Common stock, $1.25 par value;
     authorized 8,000 shares; issued
     and outstanding 2,412 shares             3,015            3,015
  Additional paid-in capital                505,933          505,933
  Retained earnings                         600,396          511,796
  Accumulated other comprehensive income     26,253           82,277
     Total stockholder's equity           1,135,597        1,103,021

     Total liabilities and
         stockholder's equity           $15,775,231      $15,342,189

                          See accompanying notes.

                      KEYPORT LIFE INSURANCE COMPANY

                       CONSOLIDATED INCOME STATEMENT
                              (in thousands)

                                         Year ended December 31,
                                  1998            1997            1996

Revenues:
  Net investment income        $ 815,226       $ 847,048      $ 790,365
  Interest credited to
    policyholders               (562,238)       (594,084)      (572,719)
  Investment spread              252,988         252,964        217,646
  Net realized investment
    gains                            785          24,723          5,509
  Fee income:
    Surrender charges             17,487          15,968         14,934
    Separate account fees         20,589          17,124         15,987
    Management fees                4,760           3,261          2,613
  Total fee income                42,836          36,353         33,534

Expenses:
  Policy benefits                 (2,880)         (3,924)        (3,477)
  Operating expenses             (53,544)        (49,941)       (43,815)
  Amortization of deferred
    policy acquisition costs     (69,172)        (75,906)       (60,225)
Amortization of value of
    insurance in force            (8,238)        (10,490)       (10,196)
  Amortization of intangible
    Assets                        (1,256)         (1,128)        (1,130)
Total expenses                  (135,090)       (141,389)      (118,843)

Income before income taxes       161,519         172,651        137,846
Income taxes                     (52,919)        (59,090)       (47,222)

           Net income          $ 108,600       $ 113,561      $  90,624

                          See accompanying notes.

                      KEYPORT LIFE INSURANCE COMPANY

              CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                              (in thousands)

                                                    Accumulated
                             Additional                Other
                     Common   Paid-in     Retained Comprehensive
                     Stock    Capital     Earnings    Income     Total

Balance,
 January 1, 1996      $3,015  $505,933   $307,611    $ 85,722 $  902,331

Comprehensive income
 Net income                              90,624        -        90,624
 Other comprehensive
   income, net of tax
  Net unrealized
   investment losses                       -        (12,173)   (12,173)
Comprehensive income                                              78,451

Balance,
 December 31, 1996     3,015   505,933    398,235      73,599    980,782

Comprehensive income
 Net income                             113,561        -       113,561
 Other comprehensive
   income, net of tax
     Net unrealized
      investment gains                               8,678      8,678
Comprehensive income                                            122,239

Balance,
 December 31, 1997     3,015   505,933    511,796      82,277  1,103,021

Comprehensive income
 Net income                             108,600        -       108,600
 Other comprehensive
   income, net of tax
     Net unrealized
      investment losses                    -        (56,024)   (56,024)
Comprehensive income                                              52,576

Dividends paid                          (20,000)       -       (20,000)

Balance,
 December 31, 1998    $3,015   $505,933  $600,396    $ 26,253 $1,135,597

                          See accompanying notes.

                      KEYPORT LIFE INSURANCE COMPANY

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (in thousands)

                                         Year ended December 31
                                     1998          1997         1996
Cash flows from operating
 activities:
  Net income                     $   108,600   $   113,561   $    90,624
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
     Interest credited to
       policyholders                 562,238       594,084       572,719
     Net realized investment
       gains                            (785)      (24,723)       (5,509)
     Amortization of value of
       insurance in force and
       intangible assets               9,494        11,618        11,326
     Net amortization on
       investments                    75,418        29,862       (29,088)
     Change in deferred policy
       acquisition costs             (33,687)      (10,252)      (24,403)
     Change in current and
       deferred income taxes           1,112        71,919         7,263
     Net change in other assets
       and liabilities               (53,786)        7,959       (41,012)
         Net cash provided by
           operating activities      668,604       794,028       581,920

Cash flows from investing
 activities:
  Investments purchased -
    available for sale            (6,789,048)   (4,548,374)   (4,365,399)
  Investments sold -
    available for sale             5,405,955     2,563,465     1,714,023
  Investments matured -
    available for sale             1,273,478     1,531,693     1,387,664
  Increase in policy loans           (24,089)      (21,888)      (34,467)
  Decrease in mortgage loans           5,545         6,343         7,500
  Other invested assets sold
    (purchased), net                  21,395       (48,921)     (130,087)
  Purchases of property and
    Equipment, net                    (4,953)       (6,213)       (1,622)
  Value of business acquired,
    net of cash                       (3,999)         -          (30,865)
       Net cash used in
         investing activities       (115,716)     (523,895)   (1,453,253)

Cash flows from financing
 activities:
  Withdrawals from policyholder
    accounts                      (1,690,035)   (1,320,837)   (1,154,087)
  Deposits to policyholder
    accounts                       1,224,991       950,472     2,134,504
  Dividends paid                     (20,000)         -             -
  Securities lending                (510,566)      495,194      (119,083)
       Net cash (used in) provided
         by financing activities    (995,610)      124,829       861,334

Change in cash and
  cash equivalents                  (442,722)      394,962        (9,999)
Cash and cash equivalents
  at beginning of year             1,162,347       767,385       777,384

Cash and cash equivalents at
  end of year                    $   719,625   $ 1,162,347   $   767,385

                          See accompanying notes.

                      KEYPORT LIFE INSURANCE COMPANY

                Notes to Consolidated Financial Statements

                             December 31, 1998

1.  Accounting Policies

Organization

Keyport Life Insurance Company offers a diversified line of fixed, indexed, and variable annuity products designed to serve the growing retirement savings market. These annuity products are sold through a wide ranging network of banks, agents, and security dealers throughout the United States.

The   Company   is  a  wholly  owned  subsidiary  of  Stein  Roe   Services
Incorporated ("Stein Roe"). Stein Roe is a wholly owned subsidiary of Liberty Financial Companies, Incorporated ("Liberty Financial") which is a majority owned, indirect subsidiary of Liberty Mutual Insurance Company ("Liberty Mutual").

Principles of Consolidation

The consolidated financial statements include Keyport Life Insurance Company and its wholly owned subsidiaries, Independence Life and Annuity
Company ("Independence Life"), Keyport Benefit Life Insurance Company ("Keyport Benefit"), Liberty Advisory Services Corp., and Keyport Financial Services Corp., (collectively the "Company").

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

Investments

Investments in debt and equity securities classified as available for sale are carried at fair value, and after-tax unrealized gains and losses (net of adjustments to deferred policy acquisition costs and value of insurance in force) are reported as a separate component of accumulated other comprehensive income. The cost basis of securities is adjusted for declines in value that are determined to be other than temporary. Realized investment gains and losses are calculated on a first-in, first-out basis, net of adjustments for amortization of deferred policy acquisition costs and value of insurance in force.

                      KEYPORT LIFE INSURANCE COMPANY

1.  Accounting Policies (continued)

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

Mortgage loans are carried at amortized cost. Policy loans are carried at the unpaid principal balances plus accrued interest. Partnerships are accounted for by using the equity method of accounting. Partnership investments totaled $126.8 million and $117.3 million at December 31, 1998 and 1997, respectively.

Derivatives

The Company uses interest rate swap and cap agreements to manage its interest rate risk and call options and futures on the Standard & Poor's 500 Composite Stock Price Index ("S&P 500 Index") to hedge its obligations to provide returns based upon this index.

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

The net differential to be paid or received on interest rate swap agreements is recognized as a component of net investment income. Premiums paid for interest rate cap agreements are deferred and amortized to net investment income on a straight-line basis over the terms of the agreements. The unamortized premium is included in other invested assets. Amounts earned on interest rate cap agreements are recorded as an adjustment to net investment income. Interest rate swap agreements and cap agreements hedging investments designated as available for sale are adjusted to fair value with the resulting unrealized gains and losses, net of tax, included in accumulated other comprehensive income.

Premiums paid on call options are amortized into net investment income over the terms of the contracts. The call options are included in other invested assets and are carried at amortized cost plus intrinsic value, if any, of the call options as of the valuation date. Changes in intrinsic value of the call options are recorded as an adjustment to interest credited to policyholders. Futures contracts are carried at fair value and require daily cash settlement. Changes in the fair value of futures that qualify as hedges are deferred and recognized as an adjustment to the hedged asset or liability. Futures that do not qualify as hedges are carried at fair value; changes in value are immediately recognized in income.

Fee Income

Fees from investment advisory services are recognized as revenues when services are provided. Revenues from fixed and variable annuities and single premium whole life policies include mortality charges, surrender charges, policy fees, and contract fees and are recognized when earned.

Deferred Policy Acquisition Costs

Policy acquisition costs are the costs of acquiring new business which vary with, and are primarily related to, the production of new business. Such costs include commissions, costs of policy issuance, underwriting, and selling expenses. These costs are deferred and amortized in relation to the present value of estimated gross profits from mortality, investment spread, and expense margins. Deferred policy acquisition costs are adjusted for amounts relating to unrealized gains and losses on fixed maturity securities the Company has designated as available for sale. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income. Deferred policy acquisition costs were decreased by $56.0 million and $126.9 million at December 31, 1998 and 1997, respectively, relating to this adjustment.

Value of Insurance in Force

Value of insurance in force represents the actuarially-determined present value of projected future gross profits from policies in force at the date of their acquisition. This amount is amortized in proportion to the projected emergence of profits over periods not exceeding 10 years for annuities and 25 years for life insurance. Interest is accrued on the unamortized balance at the contract rate of 5.25%, 5.34% and 5.30% for the years ended December 31, 1998, 1997 and 1996, respectively.

The value of insurance in force is adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income. Value of insurance in force was decreased by $10.3 million and $31.8 million at December 31, 1998 and 1997, respectively, relating to this adjustment.

Estimated net amortization expense of the value of insurance in force as of December 31, 1998 is as follows (in thousands): 1999 - $11,013; 2000 -
$10,043;  2001  -  $8,823; 2002 - $7,803; 2003 - $6,975  and  thereafter  -
$32,252.

Intangible Assets

Intangible assets consist of goodwill arising from business combinations accounted for as a purchase. Amortization is provided on a straight-line basis ranging from ten to twenty-five years.

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

As of December 31, 1998 and 1997, the Company also classified $42.3 million and $65.2 million, respectively, of fixed maturities and investments in certain mutual funds sponsored by affiliates of the Company as separate account assets.

                      KEYPORT LIFE INSURANCE COMPANY

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

Income Taxes

Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," and are calculated as if the companies filed their own income tax returns.

Effective July 18, 1997, due to changes in ownership of Liberty Financial, the Company is no longer included in the consolidated federal income tax return of Liberty Mutual. The Company will be eligible to file a consolidated federal income tax return with Liberty Financial in 2002. Independence Life, which until July 18, 1997, was required under federal tax law to file its own federal income tax return, may join with Keyport in a consolidated income tax return filing. Keyport Benefit may also join with Keyport in a consolidated income tax filing. Liberty Advisory
Services Corporation and Keyport Financial Services Corp. must file separate federal tax returns.

Cash Equivalents

Short-term investments having an original maturity of three months or less are classified as cash equivalents.

Recent Accounting Changes

As of January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholder's equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholder's equity, to be included in accumulated other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

                      KEYPORT LIFE INSURANCE COMPANY

1.  Accounting Policies (continued)

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. SFAS 131 requires that financial information be reported on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. The adoption of SFAS 131 did not have any effect on the Company's financial statements as management of the Company considers its operations to be one segment.

Recent Accounting Pronouncement

In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 standardizes the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999. Earlier adoption is permitted. Upon adoption, the Company will be required to record a cumulative effect adjustment to reflect this accounting change. The Company has not completed its analysis and evaluation of the requirements and the impact of this statement.

2.  Acquisitions

On January 2, 1998, the Company acquired the common stock of American Benefit Life Insurance Company, renamed Keyport Benefit Life Insurance Company on March 31, 1998, a New York insurance company, for $7.4 million. The acquisition was accounted for as a purchase and, accordingly, operating results are included in the consolidated financial statements from the date of acquisition. In connection with the acquisition, the Company acquired assets with a fair value of $9.4 million and assumed liabilities of $3.2 million. Subsequent to the acquisition, the Company made a capital contribution to Keyport Benefit in the amount of $7.5 million.

In August 1996, the Company entered into a 100 percent coinsurance agreement for a $954.0 million block of single premium deferred annuities issued by Fidelity & Guaranty Life Insurance Company ("F&G Life"). Under this transaction, the investment risk of the annuity policies was transferred to Keyport. However, F&G Life will continue to administer the policies and will remain contractually liable for the performance of all policy obligations. This transaction increased investments by $923.1 million and value of insurance in force by $30.9 million.

                      KEYPORT LIFE INSURANCE COMPANY

3.  Investments

Fixed Maturities

As of December 31, 1998 and 1997, the Company did not hold any investments in fixed maturities that were classified as held to maturity or trading securities. The amortized cost, gross unrealized gains and losses, and fair value of fixed maturity securities are as follows (in thousands):

                                       Gross         Gross
                        Amortized    Unrealized    Unrealized
December 31, 1998         Cost          Gains        Losses     Fair Value

 U.S. Treasury
  securities           $    90,818  $     3,039  $     (192)  $    93,665
 Mortgage backed
  securities of U.S.
  government
  corporations and
  agencies                 940,075       28,404      (2,894)      965,585
 Debt securities
  issued by foreign
  governments              251,088        9,422     (16,224)      244,286
 Corporate securities    5,396,278      185,132    (156,327)    5,425,083
 Other mortgage
  backed securities      2,286,585       65,158     (19,546)    2,332,197
 Asset backed securities 1,941,966       25,955     (16,521)    1,951,400
 Senior secured loans      267,887        1,079      (3,978)      264,988

  Total fixed
    maturities         $11,174,697  $   318,189  $ (215,682)  $11,277,204

                                       Gross        Gross
                       Amortized    Unrealized    Unrealized
December 31, 1997        Cost          Gains        Losses     Fair Value

 U.S. Treasury
  Securities           $   128,580  $     1,107  $      (40)  $   129,647
 Mortgage backed
  securities of
  U.S. government
  corporations and
  agencies               1,089,809       49,536      (1,602)    1,137,743
 Debt securities
  issued by foreign
  governments              272,559       12,694      (4,966)      280,287
 Corporate securities    4,744,208      189,387     (83,562)    4,850,033
 Other mortgage
  backed securities      2,325,889       81,886      (2,579)    2,405,196
 Asset backed securities 2,200,689       26,178      (3,118)    2,223,749
 Senior secured loans      219,884         -            -         219,884

  Total fixed
   maturities          $10,981,618  $   360,788  $  (95,867)  $11,246,539

                      KEYPORT LIFE INSURANCE COMPANY

3. Investments (continued)

At December 31, 1998 and 1997, gross unrealized gains on equity securities, interest rate cap agreements and investments in separate accounts aggregated $7.8 million and $27.4 million, and gross unrealized losses aggregated $3.6 million and $6.9 million, respectively.

Net unrealized investment gains (losses) on securities included in other comprehensive income in 1998, 1997 and 1996 include: gross unrealized gains (losses) on securities of $(182.2) million, $73.7 million and $(64.4) million, respectively; reclassification adjustments for realized investment (gains) losses in net income of $3.5 million, $(31.2) million and $(7.2) million, respectively; and adjustments to deferred policy acquisition costs and value of insurance in force of $92.5 million, $(29.1) million and $54.2 million, respectively. The above amounts are shown before income tax expense (benefit) of $(30.2) million, $4.7 million and $(5.2) million, respectively.

Deferred tax liabilities for the Company's net unrealized investment gains and losses, net of adjustment to deferred policy acquisition costs and value of insurance in force, were $14.1 million and $44.3 million at December 31, 1998 and 1997, respectively.

No  investment in any person or its affiliates (other than bonds issued  by
agencies  of  the  United  States  government)  exceeded  ten  percent   of
stockholder's equity at December 31, 1998.

At  December 31, 1998, the Company did not have a material concentration of
financial   instruments  in  a  single  investee,  industry  or  geographic location.

At December 31, 1998, $1.1 billion of fixed maturities were below investment grade.

Contractual Maturities

The amortized cost and fair value of fixed maturities by contractual maturity as of December 31, 1998 are as follows (in thousands):

                                             Amortized         Fair
December 31, 1998                               Cost           Value

  Due in one year or less                    $   334,901    $   335,179
  Due after one year through five years        2,998,421      3,005,087
  Due after five years through ten years       1,638,535      1,656,238
  Due after ten years                          1,034,214      1,031,518
                                               6,006,071      6,028,022
  Mortgage and asset backed securities         5,168,626      5,249,182
                                             $11,174,697    $11,277,204

Actual maturities may differ because borrowers may have the right to call or prepay obligations.

                      KEYPORT LIFE INSURANCE COMPANY

3. Investments (continued)

Net Investment Income

Net investment income is summarized as follows (in thousands):

Year Ended December 31,              1998           1997          1996

Fixed maturities               $   810,521    $   811,688   $   737,372
Mortgage loans and other
    invested assets                 18,238         27,833        11,422
Policy loans                        33,251         32,224        30,188
Equity securities                    4,369          5,443         4,494
Cash and cash equivalents           38,269         34,449        36,138
    Gross investment income        904,648        911,637       819,614
Investment expenses                (17,342)       (15,311)      (12,708)
Amortization of options and
    interest rate caps             (72,080)       (49,278)      (16,541)
     Net investment income     $   815,226    $   847,048   $   790,365

As of December 31, 1998, the carrying value of fixed maturity investments that was non-income producing was $30.0 million. There were no non-income producing fixed maturity investments as of December 31, 1997.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) are summarized as follows (in thousands):

Year Ended December 31,                    1998        1997       1996

Fixed maturities available for sale:
 Gross gains                            $  72,119  $  42,464  $   24,304
 Gross losses                             (59,730)   (19,146)    (17,814)
 Other than temporary declines in value   (28,322)      -            -

Equity securities                          14,754        (51)      1,492
Investments in separate accounts               93      7,912        (576)
Interest rate caps                         (2,397)      -            -
Other                                        -          -           (208)
Gross realized investment (losses) gains   (3,483)    31,179       7,198

Amortization adjustments of deferred
  policy acquisition costs and value
  of insurance inforce                      4,268     (6,456)     (1,689)

Net realized investment gains           $     785  $  24,723  $    5,509

                      KEYPORT LIFE INSURANCE COMPANY
          Notes to Consolidated Financial Statements (continued)

3. Investments (continued)

Proceeds from sales of fixed maturities available for sale were $5.4 billion, $2.6 billion and $1.7 billion, for the years ended December 31, 1998, 1997 and 1996, respectively.

4. Derivatives

Outstanding derivatives, shown in notional amounts along with their carrying value and fair value, are as follows (in thousands):

                                          Assets (Liabilities)
                                  Carrying     Fair   Carrying   Fair
                Notional Amounts    Value     Value     Value    Value
December 31    1998        1997     1998       1998      1997     1997

Interest
 rate swaps $2,369,000 $2,575,000 $(71,163) $(71,163) $(42,123) $(42,123)
Interest
 rate cap
 agreements    250,000    250,000     -          -         102       102
S&P 500
 Index call
 Options          -          -     535,628   607,022   323,343   345,294
S&P 500  Index
 Futures          -          -        (604)     (604)      752       752

The interest rate swap agreements expire in 1999 through 2005. The interest rate cap agreements expire in 1999 through 2000. The call options' and futures' maturities range from 1999 to 2002.

The Company currently utilizes swap agreements to reduce asset duration and to better match interest rates earned on longer-term fixed rate assets with interest credited to policyholders. Cap agreements are used to hedge against rising interest rates. Call options and futures contracts are used for purposes of hedging the Company's equity-indexed products. At December 31, 1998 and 1997, the Company had approximately $156.4 million and $155.0 million, respectively, of unamortized premium in call option contracts.

Fair values for swap and cap agreements are based on current settlement values. The current settlement values are based on quoted market prices and brokerage quotes, which utilize pricing models or formulas using current assumptions. Fair values for call options and futures contracts are based on quoted market prices.

There are risks associated with some of the techniques the Company uses to match its assets and liabilities. The primary risk associated with swap, cap and call option agreements is the risk associated with counterparty nonperformance. The Company believes that the counterparties to its swap, cap and call option agreements are financially responsible and that the counterparty risk associated with these transactions is minimal. Futures contracts trade on organized exchanges and, therefore, have minimal credit risk.

                      KEYPORT LIFE INSURANCE COMPANY

5.  Income Taxes

Income tax expense (benefit) is summarized as follows (in thousands):

                             Year Ended December 31,
                       1998             1997              1996

Current            $  12,150         $ (48,477)         $  52,369
Deferred              40,769           107,567             (5,147)
                   $  52,919         $  59,090          $  47,222

A reconciliation of income tax expense with the expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows (in thousands):

                                          Year Ended December 31,
                                       1998         1997         1996

Expected income tax expense         $  56,532   $  60,427     $  48,246
Increase (decrease) in income
  taxes resulting from:
    Nontaxable investment income       (2,152)     (1,416)       (1,216)
    Amortization of goodwill              440         396           396
    Other, net                         (1,901)       (317)         (204)
Income tax expense                  $  52,919   $  59,090     $  47,222

                      KEYPORT LIFE INSURANCE COMPANY

5.  Income Taxes (continued)

The components of deferred federal income taxes are as follows (in thousands):

                                                  December 31,
                                           1998                  1997

Deferred tax assets:
  Policy liabilities                   $   107,433           $   124,250
  Guaranty fund expense                      2,115                 2,795
  Net operating loss carryforwards           1,780                 2,111
  Deferred fees                              4,379                   -
  Other                                      1,318                 1,205
    Total deferred tax assets              117,025               130,361

Deferred tax liabilities:
  Deferred policy acquisition costs        (92,533)              (56,331)
  Value of insurance in force and
    intangible assets                      (23,322)              (18,022)
  Excess of book over tax basis of
    Investments                           (135,364)             (178,697)
  Separate account asset                      (478)                 (645)
  Deferred loss on interest rate swaps        (805)               (1,792)
  Other                                     (8,119)               (7,877)
    Total deferred tax liabilities        (260,621)             (263,364)
      Net deferred tax liability       $  (143,596)          $  (133,003)

As of December 31, 1998, the Company had approximately $5.1 million of purchased net operating loss carryforwards (relating to the acquisition of Independence Life). Utilization of these net operating loss carryforwards, which expire through 2006, is limited to use against future profits of Independence Life. The Company believes that it is more likely than not that it will realize the benefit of its deferred tax assets.

Income taxes paid were $21.5 million in 1998 and $46.9 million in 1996, while income taxes refunded were $8.0 million in 1997.

                      KEYPORT LIFE INSURANCE COMPANY

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

The following table sets forth the Plans' funded status (in thousands).

                                                    December 31,
                                                   1998         1997
Change in benefit obligation
  Benefit obligation at beginning of year         $ 12,594     $ 10,559
  Service cost                                         921          804
  Interest cost                                        960          829
  Actuarial loss                                     1,101          606
  Benefits paid                                       (294)        (204)
  Benefit obligation at end of year                 15,282       12,594

Change in plan assets
  Fair value of plan assets at beginning of year     7,801        6,399
  Actual return on plan assets                         593          901
  Employer contribution                                290          705
  Benefits paid                                       (294)        (204)
  Fair value of plan assets as end of year           8,390        7,801

Projected benefit obligation in excess of the
     Plans' assets                                   6,892        4,793
Unrecognized net actuarial loss                     (2,814)      (1,727)
Prior service cost not yet recognized in net
     periodic pension cost                            (138)        (160)
Accrued pension cost                              $  3,940     $  2,906

                      KEYPORT LIFE INSURANCE COMPANY

6.  Retirement Plans (continued)

The assumptions used to develop the actuarial present value of the projected benefit obligation and the expected long-term rate of return on plan assets are as follows:

                                          Year Ended December 31,
                                       1998         1997          1996

Pension cost includes the
     following components:
Service cost benefits earned
     during the period              $    921     $    804     $    717
Interest cost on projected
     benefit obligation                  960          829          725
Expected return on Plan assets          (610)        (525)        (468)
Net amortization and deferred
     amounts                              53           23           93
Total net periodic pension cost     $  1,324     $  1,131     $  1,067

The assumptions used to develop the actuarial present value of the projected benefit obligation and the expected long-term rate of return on plan assets are as follows:


Discount rate                                   6.75%     7.25%    7.50%
Rate of increase in compensation level          4.75%     5.00%    5.25%
Expected long-term rate of return on assets     9.00%     8.50%    8.50%

The Company provides various other funded and unfunded defined contribution plans, which include savings and investment plans and supplemental savings plans. For each of the years ended December 31, 1998, 1997 and 1996, expenses related to these defined contribution plans totaled (in thousands) $853, $702 and $590, respectively.

7.  Fair Value of Financial Instruments

The following discussion outlines the methodologies and assumptions used to determine the estimated fair value of the Company's financial instruments. The aggregate fair value amounts presented herein do not necessarily represent the underlying value of the Company, and accordingly, care should be exercised in deriving conclusions about the Company's business or financial condition based on the fair value information presented herein.

The following methods and assumptions were used by the Company in determining estimated fair value of financial instruments:

                      KEYPORT LIFE INSURANCE COMPANY

7.  Fair Value of Financial Instruments (continued)

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

The fair values and carrying values of the Company's financial instruments are as follows (in thousands):

                             December 31,           December 31,
                                 1998                   1997
                        Carrying       Fair       Carrying     Fair
                         Value        Value        Value       Value
Assets:
  Fixed maturity
     securities       $11,277,204  $11,277,204  $11,246,539 $11,246,539
  Equity securities        24,649       24,649       40,856      40,856
  Mortgage loans           55,117       56,640       60,662      63,007
  Policy loans            578,770      578,770      554,681     554,681
  Other invested
     Assets               662,513      730,394      440,773     462,724
  Cash and cash
     Equivalents          719,625      719,625    1,162,347   1,162,347

Liabilities:
  Policy liabilities   12,504,081   11,647,558   12,086,076  11,366,534

                      KEYPORT LIFE INSURANCE COMPANY
          Notes to Consolidated Financial Statements (continued)

8. Quarterly Financial Data (unaudited)

The following is a tabulation of the unaudited quarterly results of operations (in thousands):

                                             1998 Quarters
                           March 31   June 30  September 30  December 31

Investment income         $ 206,075  $ 200,955   $ 201,158    $ 207,038
Interest credited to
   policyholders           (142,136)  (140,198)   (143,271)    (136,633)
Investment spread            63,939     60,757      57,887       70,405
Net realized investment
    gains (losses)              818     (2,483)      4,112       (1,662)
Fee income                    9,877     12,400      10,505       10,054
Pretax income                37,870     36,627      44,344       42,678
Net income                   26,049     24,092      29,779       28,680

                                            1997 Quarters
                           March 31   June 30  September 30  December 31

Investment income         $ 206,515  $ 210,655   $ 210,365    $ 219,513
Interest credited to
   Policyholders           (147,313)  (147,224)   (150,875)    (148,672)
Investment spread            59,202     63,431      59,490       70,841
Net realized investment
   gains                     12,796      2,669       4,951        4,307
Fee income                    8,252      8,578       9,841        9,682
Pretax income                47,423     39,914      39,876       45,438
Net income                   31,538     26,095      26,377       29,551

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

                                      Year Ended December 31,
                             1998              1997               1996

Statutory surplus         $  790,935        $  702,610        $  567,735
Statutory net income          95,422           107,130            40,237

                      KEYPORT LIFE INSURANCE COMPANY

10.  Transactions with Affiliated Companies

The Company reimbursed Liberty Financial and certain affiliates for expenses incurred on its behalf for the years ended December 31, 1998, 1997 and 1996. These reimbursements included corporate, general, and administrative expenses, corporate overhead, such as executive and legal support, and investment management services. The total amounts reimbursed were $7.1 million for the year ended December 31, 1998 and $7.8 million for the years ended December 31, 1997 and 1996. In addition, certain affiliated companies distribute the Company's products and were paid $8.6 million, $7.2 million and $6.4 million by the Company for the years ended December 31, 1998, 1997, and 1996, respectively.

Keyport had mortgage notes in the original principal amount of $100.0 million on properties owned by certain indirect subsidiaries of Liberty Mutual. The notes were purchased for their face value. Liberty Mutual had agreed to provide credit support to the obligors under these notes with respect to certain payments of principal and interest thereon. As of December 31, 1998 and 1997, the amounts outstanding were $39.5 million. In January 1999, Liberty Mutual retired the mortgage notes with a payment of $39.7 million for all outstanding principal and interest.

Dividend payments to Liberty Financial from the Company are governed by insurance laws that restrict the maximum amount of dividends that may be paid without prior approval of the State of Rhode Island Insurance
Department. As of December 31, 1998, the maximum amount of dividends (based on statutory surplus and statutory net gains from operations) which may be paid by Keyport was approximately $59.1 million without such approval.

11. Commitments and Contingencies

Leases: The Company leases data processing equipment, furniture and certain office facilities from others under operating leases expiring in various years through 2008. Rental expense (in thousands) amounted to $4,721, $3,408 and $3,213 for the years ended December 31, 1998, 1997 and 1996, respectively. For each of the next five years, and in the aggregate, as of December 31, 1998, the following are the minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year (in thousands):

                            Year            Payments

                            1999          $    5,354
                            2000               5,311
                            2001               4,487
                            2002               4,342
                            2003               4,351
                            Thereafter        16,752

                      KEYPORT LIFE INSURANCE COMPANY
          Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

Legal Matters: The Company is involved at various times in litigation common to its business. In the opinion of management, provisions made for potential losses are adequate and the resolution of any such litigation is not expected to have a material adverse effect on the Company's financial condition or its results of operations.

Regulatory Matters: Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. In 1998, 1997 and 1996, the Company was assessed $3.2 million, $5.9 million, and $10.0 million, respectively. During 1998, 1997 and 1996, the Company recorded $1.2 million, $1.0 million, and $1.0 million, respectively, of provisions for state guaranty fund association expense. At December 31, 1998 and 1997, the reserve for such assessments was $6.0 million and $8.0 million, respectively.

12. Year 2000 (Unaudited)

The Company relies significantly on computer systems and applications in its operations. Many of these systems are not presently Year 2000 compliant. These systems use programs that were designed and developed without considering the impact of the upcoming change in the century. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company's business, financial condition and results of operations could be materially and adversely affected by the failure of the Company's systems and applications (and those operated by third parties interfacing with the Company's systems and applications) to properly operate or manage these dates.

In addressing the Year 2000 issue, the Company has completed an inventory of its computer programs and assessed its Year 2000 readiness. The Company's computer programs include internally developed programs, third-party purchased programs and third-party custom developed programs. For programs which were identified as not being Year 2000 ready, the Company has implemented a remedial plan which includes repairing or replacing the programs and appropriate testing for Year 2000. The remediation plan is substantially complete and is currently in the final testing phase. The Company also identified its non-information technology systems with respect to Year 2000 issues. The Company initiated remediation efforts in this area and expects to complete this phase during 1999.

In addition, the Company has initiated communication with significant financial institutions, distributors, suppliers and others with which it does business to determine the extent to which the Company's systems are vulnerable by the failure of others to remediate their own Year 2000 issues. The Company has received feedback from such parties and is in the process of independently confirming information received from other parties with respect to their year 2000 issues.

                      KEYPORT LIFE INSURANCE COMPANY

12. Year 2000 (Unaudited) (continued)


The Company is developing, and will continue to develop, contingency plans for dealing with any adverse effects that become likely in the event the Company's remediation plans are not successful or third parties fail to remediate their own Year 2000 issues. The Company expects contingency planning to be substantially complete by June 1999. If necessary modifications and conversions are not made, or are not timely completed, or if the systems of the companies on which the Company's interface system relies are not timely converted, the Year 2000 issues could have a material impact on the financial condition and results of operations of the Company. However, the Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

                                                                 Schedule I

                      KEYPORT LIFE INSURANCE COMPANY
                          SUMMARY OF INVESTMENTS
                              (in thousands)

                                                 December 31, 1998
                                                                  Balance
                                         Amortized                 Sheet
Type of investment                         Cost     Fair Value     Amount
Fixed maturities:
  U.S. Treasury securities and
    obligations of U.S.
    government corporations
    and agencies                     $ 1,030,893  $ 1,059,250 $ 1,059,250
  Foreign governments                    251,088      244,286     244,286
  Corporate and other securities       7,606,131    7,641,471   7,641,471
  Mortgage backed securities           2,286,585    2,332,197   2,332,197
     Total fixed maturities           11,174,697   11,277,204  11,277,204
Equity securities:
  Common stocks:
    Industrial, miscellaneous
      and all other                       21,836       24,649      24,649
Mortgage loans on real estate1            55,117       56,640      55,117
Policy loans                             578,770      578,770     578,770
Other long term investments              662,513      730,394     662,513

       Total investments             $12,492,933  $12,667,657  $12,598,253

   1 Includes mortgage notes relating to certain investment property owned by Liberty Mutual in the amount of $39,500 at December 31, 1998

                                                             Schedule III

                      KEYPORT LIFE INSURANCE COMPANY
                    SUPPLEMENTARY INSURANCE INFORMATION
                              (in thousands)

                    Three Years Ended December 31, 1997

Column A            Column B    Column C    Column D   Column E   Column F
                    Deferred  Policyholder  Unearned    Policy   Insurance
                     policy      account    premiums   contract   revenues
                  acquisition    balances               claims
                    costs       and future             and other
                                  policy                policy-
                                 benefits               holders'
                                                         funds
December 31, 1998
Interest sensitive
  products            $340,957   $12,445,950    NA    $58,131     $38,076

December 31, 1997
Interest sensitive
  products            $232,039   $12,031,829    NA    $54,247     $33,092

December 31, 1996
Interest sensitive
  products            $250,355   $11,610,418    NA    $27,110     $30,921

Column A           Column G    Column H    Column I    Column J   Column K
                     Net        Interest   Amortization  Other    Premiums
                    investment  credited   of deferred  operating  written
                    income      to policy-  policy      expenses
                                holders     acqui-
                                and policy   sition
                                benefits      costs
                                and claims
December 31, 1998
Interest sensitive
  products            $815,226   $565,118    $69,172    $63,038      NA

December 31, 1997
Interest sensitive
  products            $847,048   $598,008    $75,906    $61,559      NA

December 31, 1996
Interest sensitive
  products            $790,365   $576,196    $60,225    $55,141      NA

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston and the Commonwealth of Massachusetts on March 29, 1999.

                                        Keyport Life Insurance Company


                                        By:  /s/ Paul H. LeFevre, Jr.
                                           -------------------------------
                                             Paul H. LeFevre, Jr.
                                             Acting President


Signature                        Title                        Date

/s/  Kenneth R. Leibler *  Chairman of the Board           March 29, 1999
Kenneth R. Leibler

/s/  Bernhard M. Koch      Senior Vice President           March 29, 1999
Bernhard M. Koch           and Chief Financial
                           Officer
                           (Principal Financial Officer)

/s/  Jeffery J. Whitehead  Vice President and Treasurer    March 29, 1999
Jeffery J. Whitehead       (Principal Accounting Officer)

/s/  Frederick Lippitt *   Director and Assistant          March 29, 1999
Frederick Lippitt          Secretary

/s/  Robert C. Nyman *     Director                        March 29, 1999
Robert C. Nyman


     By: /s/ James J. Klopper              3/29/99
         James J. Klopper                  Date
         Attorney-in-Fact


* James J. Klopper has signed this document on the indicated date on behalf of each of the above mentioned Directors and Officers of the Registrant pursuant to powers of attorney duly executed by such persons and included as part of Exhibit 16 in Post-Effective Amendment No.
10 to Registration Statement on Form N-4 (File No. 333-1043; 811-7543).

                               Exhibit Index
Exhibit
Number       Description                                         Page

2            Subsidiaries of the Company                          32

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

23(a)        Consent of Independent Auditors                          33

24 Powers of Attorney are incorporated by reference to Post-Effective Amendment No. 10 to the Registration
             Statement on Form N-4 (File No. 333-1043) filed on or about April 24, 1998.

27           Financial Data Schedule