Form 10-Q
period 1999-03-31
KEYPORT LIFE INSURANCE CO
filed 1999-05-13
CIK 877494

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended _______________March 31, 1999_____________

                                     or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934
For the transition period from  ________________ to ______________________


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

    There were 2,412,000 shares of the registrant's Common Stock, $1.25 par value, outstanding as of March 31, 1999.


Exhibit Index - Page 16                                      Page 1 of  16

                      KEYPORT LIFE INSURANCE COMPANY
     QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1999

                  TABLE OF CONTENTS

Part I.  FINANCIAL INFORMATION                                Page

Item 1.  Financial Statements

         Consolidated Balance Sheet as of March 31, 1999
            and December 31, 1998                               3

         Consolidated Income Statement for the Three-month
            Periods Ended March 31, 1999 and 1998               4

         Consolidated Statement of Cash Flows for the
            Three-month Periods Ended March 31, 1999 and 1998   5

         Notes to Consolidated Financial Statements             6-7

Item 2.  Management's Discussion and Analysis of Results of
            Operations and Financial Condition                  8-12


Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                       13

Signatures                                                      15

Exhibit Index                                                   15

                      KEYPORT LIFE INSURANCE COMPANY

                        CONSOLIDATED BALANCE SHEET
                              (in thousands)

                                               March 31,   December 31,
                     ASSETS                      1999         1998
                                              Unaudited
Cash and investments:
 Bonds - available for sale (amortized
  cost: 1999 - $11,425,353; 1998 -
  $11,174,697)                              $ 11,475,634  $  11,277,204
 Equity securities (cost: 1999 - $18,507;
  1998 - $21,836)                                 23,041         24,649
 Mortgage loans                                   14,225         55,117
 Policy loans                                    582,991        578,770
 Other invested assets                           721,305        662,513
 Cash and cash equivalents                     1,011,543        719,625
    Total cash and investments                13,828,739     13,317,878

Accrued investment income                        168,381        160,950
Deferred policy acquisition costs                372,809        340,957
Value of insurance in force                       69,613         66,636
Intangible assets                                 17,768         18,082
Income taxes recoverable                          12,452         31,909
Receivable for investments sold                   40,663         37,936
Other assets                                      38,050         35,345
Separate account assets                        2,365,152      1,765,538

    Total assets                            $ 16,913,627  $  15,775,231

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

 Policy liabilities                         $ 12,413,999  $  12,504,081

 Deferred income taxes                           146,250        143,596
 Payable for investments purchased and
  loaned                                         845,788        240,440
 Other liabilities                                33,911         28,312
 Separate account liabilities                  2,322,528      1,723,205
    Total liabilities                         15,762,476     14,639,634

Stockholder's equity:
 Common stock, $1.25 par value; authorized
   8,000 shares; issued and outstanding
   2,412 shares                                    3,015          3,015
 Additional paid-in capital                      505,933        505,933
 Retained earnings                               626,401        600,396
 Accumulated other comprehensive income           15,802         26,253
    Total stockholder's equity                 1,151,151      1,135,597

 Total liabilities and stockholder's equity $ 16,913,627  $  15,775,231

                          See accompanying notes

                      KEYPORT LIFE INSURANCE COMPANY

                       CONSOLIDATED INCOME STATEMENT
                              (in thousands)
                                 Unaudited

                                                Three-months Ended
                                                     March 31,
                                             1999               1998

Investment income                         $  204,925       $  206,075
Interest credited to policyholders           134,778          142,136
Investment spread                             70,147           63,939
Net realized investment gains (losses)        (3,094)             818
Fee income:
  Surrender charges                            3,885            4,211
  Separate account fees                        6,578            4,708
  Management fees                              1,621              958
Total fee income                              12,084            9,877

Expenses:
 Policy benefits                               1,182              460
 Operating expenses                           13,479           15,539
 Amortization of deferred policy
    acquisition costs                         22,014           18,975
 Amortization of value of insurance in
    force                                      2,249            1,476
 Amortization of intangible assets               314              314
Total expenses                                39,238           36,764

Income before income taxes                    39,899           37,870
Income tax expense                            13,894           11,821

         Net income                       $   26,005       $   26,049

                          See accompanying notes

                      KEYPORT LIFE INSURANCE COMPANY

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (in thousands)
                                 Unaudited

                                                  Three-months Ended
                                                       March 31,
                                                 1999            1998
Cash flows from operating activities:
 Net income                                    $    26,005   $    26,049
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Interest credited to policyholders              134,778       142,136
   Net realized investment (gains) losses            3,094          (818)
   Amortization of value of insurance in
     force and intangible assets                     2,563         1,790
   Net amortization on investments                  21,257        39,349
   Change in deferred policy acquisition costs      (2,145)         (202)
   Change in current and deferred income taxes      27,656        31,516
   Net change in other assets and liabilities       (5,759)      (21,652)
     Net cash provided by operating activities     207,449       218,168

Cash flows from investing activities:
 Investments purchased - available for sale     (1,519,424)   (1,155,234)
 Investments sold - available for sale           1,190,758     1,034,044
 Investments matured - available for sale           80,811       287,541
 Increase in policy loans                           (4,221)       (9,041)
 Decrease in mortgage loans                         40,892         1,413
 Other invested assets purchased, net               (2,500)        9,937
 Value of business acquired, net of cash                -         (3,999)
     Net cash (used in) provided by investing
        activities                                (213,684)      164,661

Cash flows from financing activities:
 Withdrawals from policyholder accounts           (456,282)     (393,125)
 Deposits to policyholder accounts                 154,924       167,411
 Securities lending                                599,511       (23,208)
     Net cash provided by (used in) financing
        activities                                 298,153      (248,922)

Change in cash and cash equivalents                291,918       133,907
Cash and cash equivalents at beginning
  of period                                        719,625     1,162,347
Cash and cash equivalents at end of period     $ 1,011,543   $ 1,296,254

                          See accompanying notes

                      KEYPORT LIFE INSURANCE COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Unaudited

1.   General

The accompanying unaudited consolidated financial statements of Keyport Life Insurance Company (the Company) includes all adjustments, consisting of normal recurring accruals that management considers necessary for a fair presentation of the Company's financial position as of March 31, 1999 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1998 Form 10-K. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   Bonds

The Company's general investment policy is to hold bonds for long-term investment. To provide for maximum portfolio flexibility and enable appropriate tax planning, the Company classifies bonds as "available for sale", which are carried at fair value.

The carrying value of non-income producing bonds at March 31, 1999 and December 31, 1998 was approximately $23.3 million and $30.0 million, respectively.

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

4.   Comprehensive Income

Total comprehensive income, net of tax, for the three-month periods ended March 31, 1999 and 1998, was $15.6 million and $30.2 million, respectively.

                      KEYPORT LIFE INSURANCE COMPANY

                                 Unaudited

5.   Recent Accounting Prouncement

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Net  income  was  consistent with the prior year at $26.0 million  for  the three-month periods ended March 31, 1999 and 1998. A decrease in net realized investment gains (losses), and increases in expenses and income taxes offset increases in investment spread and fee income.

Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited on policyholder balances. Investment spread was $70.1 million and $63.9 million for the three-month periods ended March 31, 1999 and 1998, respectively. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage, which amounted to 1.95% and 1.85% for the three-month periods ended March 31, 1999 and 1998, respectively.

Investment income was $204.9 million and $206.1 million for the three-month periods ended March 31, 1999 and 1998, respectively. The decrease of $1.2 million in 1999 compared to 1998 is attributable to a $5.4 million decrease resulting from a lower average investment yield offset by a $4.2 million increase as a result of a higher level of average invested assets. Investment income for the three-month periods ended March 31, 1999 and 1998, includes $19.4 million and $17.3 million, respectively, of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities. The average investment yield was 6.27% and 6.54 % for the three-month periods ended March 31, 1999 and 1998, respectively

Interest credited to policyholders was $134.8 million and $142.1 million for the three-month periods ended March 31, 1999 and 1998, respectively. The decrease of $7.3 million in 1999 compared to 1998 is attributable to a $8.1 million decrease resulting from a lower average interest credited rate offset by a $.8 million increase as a result of a higher level of average policyholder balances. Policyholder balances averaged $12.5 billion in the first quarter of 1999 ($10.4 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $2.1 billion of equity-indexed annuities) compared to $12.1 billion ($10.5 billion of fixed products and $1.6 billion of equity-indexed annuities) in the first quarter of 1998. The average interest credited rate was 4.32%
(5.02%  on  fixed products and .85% on equity-indexed annuities) and  4.69%
(5.31% on fixed products and .85% on equity-indexed annuities) for the three-month periods ended March 31, 1999 and 1998, respectively. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 30% to 95%) of the change in value of the S&P 500 Index. The Company's equity-indexed annuities also provide full guarantee of principal if held to term, plus interest at 0.85% annually. For each of the periods presented, the interest credited to equity-indexed policyholders related to the participation rate is reflected net of income recognized on the S&P 500 Index call options and futures resulting in a .85% net credited rate.

Average investments in the Company's general account (computed without giving effect to SFAS 115), including a portion of the Company's cash and cash equivalents, were $13.1 billion and $12.6 billion for the three-month periods ended March 31, 1999 and 1998, respectively. The increase of $0.5 billion in 1999 compared to 1998 primarily relates to reinvestment of portfolio earnings.

Net realized investment gains (losses) were $(3.1) million and $.8 million for the three-month periods ended March 31, 1999 and 1998, respectively. Sales of investments generally are made to maximize total return and to take advantage of prevailing market conditions. There were not any other than temporary declines recorded in the three-month periods ended March 31, 1999 and 1998.

Surrender charges are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $3.9 million in the first quarter of 1999 compared to $4.2 million in 1998.

On an annualized basis, total fixed, equity-indexed and variable annuity withdrawals represented 12.81% and 14.1% of the total average annuity policyholder and separate account balances for the first quarter of 1999 and 1998, respectively.

Separate account fees are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These fees, which are primarily based on the market values of the assets supporting the contracts in separate accounts, were $6.6 million and $4.7 million for the three-month periods ended March 31, 1999 and 1998, respectively. Mortality and expense charges represented 1.45% and 1.43% of the average variable annuity and variable life separate account balances for the first quarters of 1999 and 1998, respectively.

Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the level of assets under management, which are affected by product sales, redemptions, and changes in the market values of the investments managed. Management fees were $1.6 million and $1.0 million for the three-month periods ended March 31, 1999 and 1998, respectively. The increase of $0.6 million in 1999 compared to 1998 primarily reflects an increase in the average level of assets under management.

Operating expenses represent compensation and other general and administrative expenses. These expenses were $13.5 million and $15.5 million for the three-month periods ended March 31, 1999 and 1998, respectively. The decrease in 1999 compared to 1998 was primarily due to lower compensation and selling expenses.

Amortization of deferred policy acquisition costs relates to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization was $22.0 million and $19.0 million for the three-month periods ended March 31, 1999 and 1998, respectively. The $3.0 million amortization increase in
1999 compared to 1998 was primarily related to the growth of business in force. Amortization expense represented 28.5% and 27.5%, on an annualized basis, of investment spread and separate account fees for 1999 and 1998, respectively.

Amortization of value of insurance in force relates to the actuarially determined present value of projected future gross profits from policies in force at the date of acquisition. Amortization was $2.2 and $1.5 million for the three-month periods ended March 31, 1999 and 1998, respectively.

Federal income tax expense was $13.9 million or 34.8% of pretax income in the first quarter of 1999 compared to $11.8 million, or 31.2% of pretax income in the first quarter of 1998. The increase in the effective tax rate is due to the decrease of certain permanent differences coupled with an adjustment to the 1998 deferred tax liability.

Financial Condition

Stockholder's equity as of March 31, 1999 was $1.151 billion compared to $1.136 billion as of December 31, 1998. The increase in stockholder's equity of $15.6 million was due to $26.0 million of net income for the period offset by a decline in net unrealized investment gains of available for sale securities of $10.4 million.

Investments, excluding cash and cash equivalents, totaled $12.8 billion at March 31, 1999 compared to $12.6 billion at December 31, 1998.

The Company's general investment policy is to hold bonds for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its bond portfolio as "available for sale" and carries such investments at fair value. The Company's total investments at March 31, 1999 and December 31, 1998 reflected gross unrealized gains of $54.8 million and $105.3 million, respectively, relating to its bond and equity portfolios.

Approximately $11.9 billion, or 83.8%, of the Company's general account and certain separate account investments at March 31, 1999, was rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners (NAIC). At March 31, 1999, the carrying value of investments in below investment grade securities totaled $1.2 billion, or 8.6% of general account and certain separate account investments of $14.2 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

The carrying value of non-income producing securities at March 31, 1999 and December 31, 1998 was approximately $23.3 milllion and $30.0 million, respectively.

Derivatives

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements ("swap agreements") and interest rate cap agreements ("cap agreements") to match assets more closely to liabilities. Swap agreements are agreements to exchange with counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. The Company had 64 and 42 outstanding swap agreements with an aggregate notional principal amount of $2.8 billion and $2.4 billion as of March 31, 1999 and December 31, 1998, respectively.

Cap agreements are agreements with a counterparty that require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had interest rate cap agreements with an aggregate notional amount of $250.0 million as of March 31, 1999 and December 31, 1998.

With respect to the Company's equity-indexed annuities, the Company buys call options and futures on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $585.5 million and $535.6 million as of March 31, 1999 and December 31, 1998, respectively. The Company had futures with a carrying value of $(.1) million and $(.6) million as of March 31, 1999 and December 31, 1998, respectively.

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

Liquidity

The  Company's  liquidity  needs and financial  resources  pertain  to  the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses, policy acquisition costs, and the purchase of investments. The Company generates cash from annuity premiums and deposits, net investment income, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At March 31, 1999, $10.6 billion, or 74.4%, of the Company's general account investments are considered readily marketable.

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

Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to Liberty Financial, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of March 31, 1999, the amount of additional dividends that the Company could pay without such approval was $59.1 million.

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

In addressing the Year 2000 issue, the Company has completed an inventory of its computer programs and assessed its Year 2000 readiness. The Company's computer programs include internally developed programs, third party purchased programs and third-party custom developed programs. For programs which were identified as not being Year 2000 ready, the Company has implemented a remediation plan which includes repairing or replacing the programs and appropriate testing for Year 2000. The remediation plan is substantially complete and is currently in the final testing phase. The Company also identified its non-information technology systems with respect to Year 2000 issues. The Company initiated remediation efforts in this area and expects to complete this phase during 1999.

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

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

There have not been any material changes during the three-month period ended March 31, 1999 in the market risks the Company is exposed to and management of such risks, which are summarized in our 1998 Form 10-K.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit

     #27  Financial Data Schedule - page 16

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended March 31, 1999.

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



                                  KEYPORT LIFE INSURANCE COMPANY

                                  /s/ Bernhard M. Koch__________
                                  Bernhard M. Koch
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer)


                                  /s/ Jeff Whitehead__________
                                  Jeff Whitehead
                                  Vice President and Treasurer
                                  (Chief Accounting Officer)





Date:  May 13, 1999

                               Exhibit Index



Exhibit No.     Description                             Page

    27          Financial Data Schedule                  16