Form 10-Q
period 1999-06-30
KEYPORT LIFE INSURANCE CO
filed 1999-08-13
CIK 877494

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended             June 30, 1999

                                    or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934
For the transition period from  ____________________ to ___________________

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

   There were 2,412,000 shares of the registrant's Common Stock, $1.25 par value, outstanding as of June 30, 1999.


Exhibit Index - Page 16                                      Page 1 of 16


                      KEYPORT LIFE INSURANCE COMPANY
     QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1999


                             TABLE OF CONTENTS


Part I.   FINANCIAL INFORMATION                                   Page

Item 1.   Financial Statements

          Consolidated Balance Sheet as of June 30, 1999
            and December 31, 1998                                 3

          Consolidated Income Statement for the Three and
            Six-month Periods Ended June 30, 1999 and 1998        4

          Consolidated Statement of Cash Flows for the
            Six-month Periods Ended June 30, 1999 and 1998        5

          Notes to Consolidated Financial Statements              6-7

Item 2.   Management's Discussion and Analysis of Results of
            Operations and Financial Condition                    8-13

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                        13

Signatures                                                        14

Exhibit Index                                                     15

                                     2

                      KEYPORT LIFE INSURANCE COMPANY
                        CONSOLIDATED BALANCE SHEET
                              (in thousands)

                                                June 30,      December 31,
            ASSETS                                1999            1998
                                               Unaudited
Cash and investments:
  Bonds - available for sale
   (amortized cost: 1999 - $11,393,615;
   1998 - $11,174,697)                         $ 11,268,878   $ 11,277,204
  Equity securities (cost: 1999 -
   $17,808; 1998 - $21,836)                          23,041         24,649
  Mortgage loans                                     13,392         55,117
  Policy loans                                      587,088        578,770
  Other invested assets                             820,673        662,513
  Cash and cash equivalents                         831,350        719,625
    Total cash and investments                   13,544,422     13,317,878

Accrued investment income                           177,651        160,950
Deferred policy acquisition costs                   478,970        340,957
Value of insurance in force                          84,478         66,636
Intangible assets                                    17,454         18,082
Income taxes recoverable                             27,238         31,909
Receivable for investments sold                      34,652         37,936
Other assets                                         41,553         35,345
Separate account assets                           2,662,733      1,765,538

    Total assets                               $ 17,069,151   $ 15,775,231

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:

  Policy liabilities                           $ 12,354,556   $ 12,504,081
  Deferred income taxes                             141,634        143,596
  Payable for investments purchased and loaned      807,896        240,440
  Other liabilities                                  35,384         28,312
  Separate account liabilities                    2,604,280      1,723,205
    Total liabilities                            15,943,750     14,639,634

Stockholder's equity:
  Common stock, $1.25 par value;
   authorized 8,000 shares; issued
   and outstanding 2,412 shares                       3,015          3,015
  Additional paid-in capital                        505,933        505,933
  Retained earnings                                 637,187        600,396
  Accumulated other comprehensive (loss) income     (20,734)        26,253
    Total stockholder's equity                    1,125,401      1,135,597

 Total liabilities and stockholder's equity    $ 17,069,151   $ 15,775,231
                          See accompanying notes
                                     3

                      KEYPORT LIFE INSURANCE COMPANY

                       CONSOLIDATED INCOME STATEMENT
                              (in thousands)
                                 Unaudited

                                Three-months Ended      Six-months Ended
                                     June 30,               June 30,
                                1999         1998       1999        1998

Investment income            $ 195,730   $ 200,955   $ 400,655   $ 407,030
Interest credited to
   policyholders               129,409     140,198     264,187     282,334
Investment spread               66,321      60,757     136,468     124,696
Net realized investment
   losses                      (11,357)     (2,483)    (14,451)     (1,665)
Fee income:
  Surrender charges              4,442       5,409       8,327       9,620
  Separate account fees          7,708       5,394      14,286      10,102
  Management fees                2,523       1,597       4,144       2,555
Total fee income                14,673      12,400      26,757      22,277

Expenses:
  Policy benefits                  762         560       1,944       1,020
  Operating expenses            14,244      13,611      27,723      29,150
  Amortization of deferred
   policy acquisition costs     20,046      18,346      42,060      37,321
  Amortization of value of
   insurance in force            2,384       1,216       4,633       2,692
  Amortization of
   intangible assets               314         314         628         628
Total expenses                  37,750      34,047      76,988      70,811

Income before income taxes      31,887      36,627      71,786      74,497
Income tax expense              11,101      12,535      24,995      24,356

     Net income              $  20,786   $  24,092   $  46,791   $  50,141

                          See accompanying notes
                                     4
                      KEYPORT LIFE INSURANCE COMPANY

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (in thousands)
                                 Unaudited

                                                   Six-months Ended
                                                        June 30,
                                                 1999            1998
Cash flows from operating activities:
 Net income                                  $    46,791    $    50,141
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Interest credited to policyholders           264,187        282,334
    Net realized investment losses                14,451          1,665
    Amortization of value of insurance in
      force and intangible assets                  5,261          3,320
    Net amortization on investments               39,342         28,245
    Change in deferred policy acquisition
      costs                                      (10,943)       (20,933)
    Change in current and deferred
      income taxes                                33,907         30,246
    Net change in other assets and
      liabilities                                (11,800)       (13,508)
        Net cash provided by operating
          activities                             381,196        361,510

Cash flows from investing activities:
  Investments purchased - available for
    sale                                      (2,928,649)    (3,498,283)
  Investments sold - available for sale        2,529,251      2,690,757
  Investments matured - available for sale       159,209        561,207
  Increase in policy loans                        (8,318)       (19,344)
  Decrease in mortgage loans                      41,725          2,939
  Other invested assets purchased, net           (18,666)        32,134
  Value of business acquired, net of cash                       (3,999)
    Net cash used in investing activities       (225,448)      (234,589)

Cash flows from financing activities:
  Withdrawals from policyholder accounts        (962,351)      (850,835)
  Deposits to policyholder accounts              358,018        775,231
  Dividends                                      (10,000)
  Securities lending                             570,310         16,953
    Net cash used in financing activities        (44,023)       (58,651)

Change in cash and cash equivalents              111,725         68,270
Cash and cash equivalents at beginning
  of period                                      719,625      1,162,347
Cash and cash equivalents at end of
  period                                     $   831,350    $ 1,230,617

                          See accompanying notes
                                     5

                      KEYPORT LIFE INSURANCE COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Unaudited

1.   General

The accompanying unaudited consolidated financial statements of Keyport Life Insurance Company (the Company) includes all adjustments, consisting of normal recurring accruals that management considers necessary for a fair presentation of the Company's financial position as of June 30, 1999 and December 31, 1998 and the related consolidated statements of income and cash flows for the three and six-month periods ended June 30, 1999 and
1998. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1998 Form 10-K. The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   Bonds

The Company's general investment policy is to hold bonds for long-term investment. To provide for maximum portfolio flexibility and enable appropriate tax planning, the Company classifies bonds as "available for sale", which are carried at fair value.

The carrying value of non-income producing bonds at June 30, 1999 and December 31, 1998 was approximately $18.2 million and $30.0 million, respectively.

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

4.   Comprehensive Income

Total comprehensive income (loss), net of tax, for the six-month periods ended June 30, 1999 and 1998, was $(0.2) million and $52.7 million, respectively.

                                     6

                      KEYPORT LIFE INSURANCE COMPANY

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 Unaudited

5.   Recent Accounting Prouncement

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 standardizes the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. In June 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued. SFAS 137 defers for one year the effective date of SFAS 133. The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Earlier adoption is permitted. Upon adoption, the Company will be required to record a cumulative effect adjustment to reflect this accounting change. The Company has not completed its analysis and evaluation of the requirements and the impact of this statement.
















                                     7


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Net income was $20.8 million and $24.1 million for the three-month periods ended June 30, 1999 and 1998, respectively. Net income was $46.8 million and $50.1 million for the six-month periods ended June 30, 1999 and 1998, respectively. The primary reason for the decrease in 1999 compared to the prior year is attributable to the increase in net realized investment losses. Income before income taxes and net realized investment losses was $86.2 million and $76.1 million for the six-month periods ended June 30, 1999 and 1998, respectively.

Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited on policyholder balances. Investment spread was $66.3 million and $60.8 million for the three-month periods ended June 30, 1999 and 1998, respectively. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage, which amounted to 1.86% and 1.71% for the three-month periods ended June 30, 1999 and 1998, respectively. Investment spread was $136.5 million and $124.7 million for the six-month periods ended June 30, 1999 and 1998, respectively. The investment spread percentage was 1.90% and 1.78% for the six-month periods ended June 30, 1999 and 1998, respectively.

Investment income was $195.7 million and $201.0 million for the three-month periods ended June 30, 1999 and 1998, respectively. The decrease of $5.3 million in 1999 compared to 1998 is attributable to a $8.1 million decrease resulting from a lower average investment yield offset by a $2.8 million increase as a result of a higher level of average invested assets. Investment income for the three-month periods ended June 30, 1999 and 1998, includes $19.4 million and $17.9 million, respectively, of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities. The average investment yield was 6.04% and 6.30% for the three-month periods ended June 30, 1999 and 1998, respectively. Investment income was $400.7 million and $407.0 million for the six-month periods ended June 30, 1999 and 1998, respectively. The decrease of $6.3 million in 1999 compared to 1998 is attributable to a $16.8 million decrease resulting from a lower average investment yield offset by a $10.5 million increase as a result of a higher level of average invested assets. Investment income for the six-month periods ended June 30, 1999 and 1998, includes $38.8 million and $35.2 million, respectively, of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities. The average investment yield was 6.15% and 6.44 % for the six-month periods ended June 30, 1999 and 1998, respectively.

Interest credited to policyholders was $129.4 million and $140.2 million for the three-month periods ended June 30, 1999 and 1998, respectively. The decrease of $10.8 million in 1999 compared to 1998 is attributable to a $12.7 million decrease resulting from a lower average interest credited rate offset by a $1.9 million increase as a result of a higher level of average policyholder balances. Policyholder balances averaged $12.4 billion ($10.2 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $2.2 billion of equity-indexed annuities) and $12.2 billion ($10.4 billion of fixed products and $1.8 billion of equity-indexed annuities) for the three-month periods ended June 30, 1999 and 1998, respectively. The average interest credited rate was 4.18% (4.98% on fixed products and 0.85% on equity-indexed annuities) and 4.59% (5.28% on fixed products and 0.85% on equity-indexed annuities) for the three-month periods ended June 30, 1999 and 1998, respectively. Interest credited to policyholders was $264.2 million and $282.3 million for the six-month periods ended June 30, 1999 and 1998, respectively. The decrease of $18.1 million in 1999 compared to 1998 is attributable to a $23.8 million decrease resulting from a lower average interest credited rate offset by a $5.7 million increase as a result of a higher level of average policyholder balances. Policyholder balances averaged $12.4 billion ($10.3 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $2.1 billion of equity-indexed annuities) and $12.1 billion ($10.4 billion of fixed products and $1.7 billion of equity-indexed annuities) for the six-month periods ended June 30, 1999 and 1998, respectively. The average interest credited rate was 4.25% (5.00% on fixed products and 0.85% on equity-indexed annuities) and 4.64% (5.29% on fixed products and 0.85% on equity-indexed annuities) for the six-month periods ended June 30, 1999 and 1998, respectively. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 30% to 95%) of the change in value of the S&P 500 Index. The Company's equity-indexed annuities also provide full guarantee of principal if held to term, plus interest at 0.85% annually. For each of the periods presented, the
interest   credited  to  equity-indexed  policyholders   related   to   the
participation rate is reflected net of income recognized on the S&P 500 Index call options and futures resulting in a 0.85% net credited rate.

Average investments in the Company's general account (computed without giving effect to SFAS 115), including a portion of the Company's cash and cash equivalents, were $13.0 billion and $12.7 billion for the three-month periods ended June 30, 1999 and 1998, respectively. Average investments were $13.0 billion and $12.7 billion for the six-month periods ended June 30, 1999 and 1998, respectively. The increases in 1999 compared to 1998 primarily relate to reinvestment of portfolio earnings.

Net realized investment gains (losses) were $(11.4) million and $(2.5) million for the three-month periods ended June 30, 1999 and 1998, respectively. Net realized investment gains (losses) were $(14.5) million and $(1.7) million for the six-month periods ended June 30, 1999 and 1998, respectively. Sales of investments generally are made to maximize total return and to take advantage of prevailing market conditions. An other than temporary decline of $3 million was recorded in the second quarter of 1999. There were not any other than temporary declines recorded in the three-month period ended March 31, 1999 or the three and six-month periods ended June 30, 1998.

Surrender charges are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $4.4 million and $5.4 million for the three-month periods ended June 30, 1999 and 1998, respectively. Total surrender charges were $8.3 million and $9.6 million for the six-month periods ended June 30, 1999 and 1998, respectively.

On an annualized basis, total fixed, equity-indexed and variable annuity withdrawals represented 15.1% and 14.6% of the total average annuity policyholder and separate account balances for the three-month periods ended June 30, 1999 and 1998, respectively, and 14.0% and 14.4% of the total average annuity policyholder and separate account balances for the six-month periods ended June 30, 1999 and 1998, respectively.

Separate account fees are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These fees, which are primarily based on the market values of the assets supporting the contracts in separate accounts, were $7.7 million and $5.4 million for the three-month periods ended June 30, 1999 and 1998, respectively. Such fees represented 1.26% and 1.51% of the average variable annuity and variable life separate account balances for the three-month periods ended June 30,
1999 and 1998, respectively. Separate account fees were $14.3 million and $10.1 million for the six-month periods ended June 30, 1999 and 1998, respectively. These fees represented 1.27% and 1.47% of the average variable annuity and variable life separate account balances for the six-month periods ended June 30, 1999 and 1998, respectively.

Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the level of assets under management, which are affected by product sales, redemptions, and changes in the market values of the investments managed. Management fees were $2.5 million and $1.6 million for the three-month periods ended June 30, 1999 and 1998, respectively. Management fees were $4.1 million and $2.6 million for the six-month periods ended June 30, 1999 and 1998, respectively. The increase in 1999 compared to 1998 primarily reflects an increase in the average level of assets under management.

Operating expenses represent compensation and other general and administrative expenses. These expenses were $14.2 million and $13.6 million for the three-month periods ended June 30, 1999 and 1998, respectively. Operating expenses were $27.7 million and $29.2 million for the six-month periods ended June 30, 1999 and 1998, respectively. The decrease in the six-month period ended June 30, 1999 compared to the same period in the prior year was primarily due to lower compensation and selling expenses.

Amortization of deferred policy acquisition costs relates to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such costs include commissions, costs of policy issuance and underwriting and selling expenses. Amortization was $20.0 million and $18.3 million for the three-month periods ended June 30, 1999 and 1998, respectively. Amortization of deferred policy acquisition costs was $42.1 million and $37.3 million for the six-month periods ended June 30, 1999 and 1998, respectively. The amortization increases in 1999 compared to 1998 are primarily related to the growth of business in force. Deferred policy acquisition cost amortization expense for the six-month periods ended June 30, 1999 and 1998 represented 27.9% and 27.7%, on an annualized basis, of investment spread and separate account fees for 1999 and 1998, respectively.

Amortization of value of insurance in force relates to the actuarially determined present value of projected future gross profits from policies in force at the date of acquisition. Amortization was $2.4 million and $1.2 million for the three-month periods ended June 30, 1999 and 1998, respectively. Amortization was $4.6 million and $2.7 million for the six-month periods ended June 30, 1999 and 1998, respectively. Value of insurance in force amortization expense for the six-month periods ended June 30, 1999 and 1998 represented 3.1% and 2.0%, on an annualized basis, of investment spread and separate account fees for 1999 and 1998, respectively.

Federal income tax expense was $11.1 million or 34.8% and $12.5 million or 34.2% of pretax income for the three-month periods ended June 30, 1999 and 1998, respectively. The federal income tax expense was $25.0 million or 34.8% and $24.4 million or 32.7% for the six-month periods ended June 30, 1999 and 1998, respectively. The increase in the effective tax rate is due to the decrease of certain permanent differences coupled with an adjustment to the 1998 deferred tax liability.

Financial Condition

Stockholder's  equity as of June 30, 1999 was $1.125  billion  compared  to
$1.136 billion as of December 31, 1998. The $10.2 million decrease in stockholder's equity was due to $46.8 million of net income for the period, offset by a decline in accumulated other comprehensive income of $47.0 million and a $10.0 million dividend paid to the parent company.

Investments, excluding cash and cash equivalents, totaled $12.7 billion at June 30, 1999 compared to $12.6 billion at December 31, 1998.

The Company's general investment policy is to hold bonds for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its bond portfolio as "available for sale" and carries such investments at fair value. The Company's total investments at June 30, 1999 and December 31, 1998 reflected gross unrealized gains (losses) of $(117.6) million and $105.3 million, respectively, relating to its bond and equity portfolios.

Approximately $11.5 billion, or 82.6%, of the Company's general account and certain separate account investments at June 30, 1999, was rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners (NAIC). At June 30, 1999, the carrying value of investments in below investment grade securities totaled $1.2 billion, or 8.9% of general account and certain separate account investments of $14.0 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

The carrying value of non-income producing securities at June 30, 1999 and December 31, 1998 was approximately $18.2 milllion and $30.0 million, respectively.

Derivatives

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements ("swap agreements") and interest rate cap agreements ("cap agreements") to match assets more closely to liabilities. Swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. The Company had 59 and 42 outstanding swap agreements with an aggregate notional principal amount of $2.7 billion and $2.4 billion as of June 30, 1999 and December 31, 1998, respectively.

Cap agreements are agreements with a counterparty that require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had interest rate cap agreements with an aggregate notional amount of $250.0 million as of June 30, 1999 and December 31, 1998.

With respect to the Company's equity-indexed annuities, the Company buys call options and futures on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $673.4 million and $535.6 million as of June 30, 1999 and December 31, 1998, respectively. The Company had futures with a carrying value of $(4.9) million and $(.6) million as of June 30, 1999 and December 31, 1998, respectively.

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

In June 1998, Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement standardizes the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. In June 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued. SFAS 137 defers for one year the effective date of SFAS 133. The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Earlier adoption is permitted. Upon adoption, the Company will be required to record a cumulative effect adjustment to reflect this accounting change. At this time, the Company has not completed its analysis and evaluation of the requirements and the impact of this statement.

Liquidity

The  Company's  liquidity  needs and financial  resources  pertain  to  the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses, policy acquisition costs, and the purchase of investments. The Company generates cash from annuity premiums and deposits, net investment income, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At June 30, 1999, $10.3 billion, or 73.8%, of the Company's general account investments are considered readily marketable.

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

Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to Liberty Financial, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of June 30, 1999, the amount of additional dividends that the Company could pay without such approval was $49.1 million.

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

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

There have not been any material changes during the six-month period ended June 30, 1999 in the market risks the Company is exposed to and the management of such risks, which are summarized in our 1998 Form 10-K.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit

       #27  Financial Data Schedule - page 16

(b)  Reports on Form 8-K

       There were no reports filed on Form 8-K during the quarter ended June 30, 1999.










                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    KEYPORT LIFE INSURANCE COMPANY

                                   _/s/ Bernhard M. Koch__________
                                    Bernhard M. Koch
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)


                                   _/s/ Jeff Whitehead__________
                                    Jeff Whitehead
                                    Vice President and Treasurer
                                    (Chief Accounting Officer)




Date:  August 13, 1999













                               Exhibit Index



Exhibit No.       Description                            Page

   27             Financial Data Schedule                 16