Form 10-Q
period 1999-09-30
KEYPORT LIFE INSURANCE CO
filed 1999-11-15
CIK 877494

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended               September 30, 1999         _

                                     or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________________

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

   There were 2,412,000 shares of the registrant's Common Stock, $1.25 par value, outstanding as of September 30, 1999.


Exhibit Index - Page 17                                      Page 1 of 18

                      KEYPORT LIFE INSURANCE COMPANY
   QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                             TABLE OF CONTENTS


Part I.   FINANCIAL INFORMATION                                   Page

Item 1.   Financial Statements

          Consolidated Balance Sheet as of September 30, 1999
            and December 31, 1998                                  3

          Consolidated Income Statement for the Three and
            Nine-month Periods Ended September 30, 1999 and 1998   4

          Consolidated Statement of Cash Flows for the Nine-month
            Periods Ended September 30, 1999 and 1998              5

          Notes to Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Results of
            Operations and Financial Condition                     7-14


Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                         15

Signatures                                                         16

Exhibit Index                                                      17

                      KEYPORT LIFE INSURANCE COMPANY
                        CONSOLIDATED BALANCE SHEET
                              (in thousands)

                                           September 30,    December 31,
              ASSETS                          1999             1998
                                            Unaudited
Cash and investments:
 Bonds - available for sale (amortized
  cost: 1999 - $10,993,746; 1998 -
  $11,174,697)                             $ 10,755,549    $ 11,277,204
 Equity securities (cost: 1999 - $18,430;
  1998 - $21,836)                                25,777          24,649
 Mortgage loans                                  13,049          55,117
 Policy loans                                   589,626         578,770
 Other invested assets                          684,573         662,513
 Cash and cash equivalents                    1,115,645         719,625
   Total cash and investments                13,184,219      13,317,878

Accrued investment income                       176,165         160,950
Deferred policy acquisition costs               647,344         407,593
Intangible assets                                17,140          18,082
Income taxes recoverable                         13,542          31,909
Receivable for investments sold                  39,960          37,936
Other assets                                     63,868          35,345
Separate account assets                       2,849,628       1,765,538

   Total assets                            $ 16,991,866    $ 15,775,231

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
 Policy liabilities                        $ 12,075,641    $ 12,504,081
 Deferred income taxes                          125,943         143,596
 Payable for investments purchased and
   loaned                                       835,526         240,440
 Other liabilities                               49,359          28,312
 Separate account liabilities                 2,790,388       1,723,205
   Total liabilities                         15,876,857      14,639,634

Stockholder's equity:
 Common stock, $1.25 par value;
  authorized 8,000 shares; issued and
  outstanding 2,412 shares                        3,015           3,015
 Additional paid-in capital                     505,933         505,933
 Retained earnings                              654,316         600,396
 Accumulated other comprehensive (loss)
  income                                        (48,255)         26,253
   Total stockholder's equity                 1,115,009       1,135,597

   Total liabilities and stockholder's
     equity                                $ 16,991,866    $ 15,775,231
                          See accompanying notes
                                     3

                      KEYPORT LIFE INSURANCE COMPANY

                       CONSOLIDATED INCOME STATEMENT
                              (in thousands)
                                 Unaudited


                              Three-months Ended     Nine-months Ended
                                 September 30,         September 30,
                               1999        1998       1999       1998

Investment income         $  196,724  $  201,158  $  597,379  $  608,188
Interest credited to
  policyholders              131,301     143,271     395,488     425,605
Investment spread             65,423      57,887     201,891     182,583
Net realized investment
  (losses) gains             (12,331)      4,112     (26,782)      2,447
Fee income:
  Surrender charges            4,887       4,384      13,214      14,004
  Separate account fees        8,747       5,352      23,033      15,454
  Management fees              2,328         769       6,472       3,324
Total fee income              15,962      10,505      42,719      32,782

Expenses:
 Policy benefits                 986         386       2,930       1,406
 Operating expenses           13,468      10,817      41,191      39,967
 Amortization of deferred
  policy acquisition costs    22,837      16,643      69,530      56,656
 Amortization of
  intangible assets              314         314         942         942
Total expenses                37,605      28,160     114,593      98,971

Income before income taxes    31,449      44,344     103,235     118,841
Income tax expense             9,320      14,565      34,315      38,921

    Net income            $   22,129  $   29,779  $   68,920  $   79,920

                          See accompanying notes

                      KEYPORT LIFE INSURANCE COMPANY

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (in thousands)
                                 Unaudited


                                                     Nine-months Ended
                                                       September 30,
                                                     1999         1998
Cash flows from operating activities:
 Net income                                      $    68,920  $    79,920
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Interest credited to policyholders                395,488      425,606
   Net realized investment losses (gains)             26,782       (2,447)
   Net amortization on investments                    61,552      101,918
   Change in deferred policy acquisition costs       (13,369)     (20,919)
   Change in current and deferred income taxes        46,096       12,158
   Net change in other assets and liabilities        (23,962)      14,896
     Net cash provided by operating activities       561,507      611,102

Cash flows from investing activities:
 Investments purchased - available for sale       (3,878,354)  (5,207,431)
 Investments sold - available for sale             3,903,720    4,060,558
 Investments matured - available for sale            110,760      938,164
 Increase in policy loans                            (10,856)     (24,817)
 Decrease in mortgage loans                           42,068        4,290
 Change in other invested assets                       9,537       33,394
 Value of business acquired, net of cash                          (3,999)
     Net cash provided by (used in) investing
        activities                                   176,875     (199,841)

Cash flows from financing activities:
 Withdrawals from policyholder accounts           (1,570,819)  (1,371,637)
 Deposits to policyholder accounts                   640,364    1,089,325
 Dividends                                           (15,000)      (5,000)
 Securities lending                                  603,093      (24,997)
     Net cash used in financing activities          (342,362)    (312,309)

Change in cash and cash equivalents                  396,020       98,952
Cash and cash equivalents at beginning of
  period                                             719,625    1,162,347
Cash and cash equivalents at end of period       $ 1,115,645  $ 1,261,299

                          See accompanying notes

                      KEYPORT LIFE INSURANCE COMPANY

                                 Unaudited

1. General

The accompanying unaudited consolidated financial statements of Keyport Life Insurance Company (the Company) includes all adjustments, consisting of normal recurring accruals that management considers necessary for a fair presentation of the Company's financial position as of September 30, 1999 and December 31, 1998 and the related consolidated statement of income for the three and nine-month periods ended September 30, 1999 and 1998 and consolidated statement of cash flows for the nine-month periods ended September 30, 1999 and 1998, respectively. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1998 Form 10-K. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2. Comprehensive Income

Total comprehensive (loss) income, net of tax, for the nine-month periods ended September 30, 1999 and 1998, was $(5.6) million and $53.6 million, respectively.

3. Recent Accounting Prouncement

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 standardizes the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. In June 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued. SFAS 137 defers for one year the effective date of SFAS 133. The effective date of SFAS 133 is for fiscal years beginning after June 15, 2000. Earlier adoption is permitted. Upon adoption,  the  Company  will  be required to record  a  cumulative  effect adjustment to reflect this accounting change. The Company has not completed its analysis and evaluation of the requirements and the impact of this statement.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Net income was $22.1 million and $29.8 million for the three-month periods ended September 30, 1999 and 1998, respectively. Net income was $68.9 million and $79.9 million for the nine-month periods ended September 30, 1999 and 1998, respectively. The primary reason for the decrease in 1999 compared to the prior year is attributable to the increase in net realized investment losses. Income before income taxes and net realized investment losses (gains) was $43.8 million and $40.2 million and $130.0 million and $116.4 million for the three and nine-month periods ended September 30, 1999 and 1998, respectively.

Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited on policyholder balances. Investment spread was $65.4 million and $57.9 million for the three-month periods ended September 30, 1999 and 1998, respectively. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage, which amounted to 1.86% and 1.58% for the three-month periods ended September 30, 1999 and 1998, respectively. Investment spread was $201.9 million and $182.6 million for the nine-month periods ended September 30, 1999 and 1998, respectively. The investment spread percentage was 1.89% and 1.71% for the nine-month periods ended September 30, 1999 and 1998, respectively.

Investment income was $196.7 million and $201.2 million for the three-month periods ended September 30, 1999 and 1998, respectively. The decrease of $4.5 million in 1999 compared to 1998 is attributable to a $1.5 million decrease resulting from a lower average investment yield and a $3.0 million decrease as a result of a lower level of average invested assets. Investment income for the three-month periods ended September 30, 1999 and 1998, includes $19.8 million and $17.9 million, respectively, of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities. The average investment yield was 6.16% and 6.20% for the three-month periods ended September 30, 1999 and 1998, respectively. Investment income was $597.4 million and $608.2 million for the nine-month periods ended September 30, 1999 and 1998, respectively. The decrease of $10.8 million in 1999 compared to 1998 is attributable to a $18.7 million decrease resulting from a lower average investment yield offset by a $7.9 million increase as a result of a higher level of average invested assets. Investment income for the nine-month periods ended September 30, 1999 and 1998, includes $58.6 million and $53.1 million, respectively, of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities. The average investment yield was 6.16% and 6.35% for the nine-month periods ended September 30, 1999 and 1998, respectively.

Interest credited to policyholders was $131.3 million and $143.3 million for the three-month periods ended September 30, 1999 and 1998. The decrease of $12.0 million in 1999 compared to 1998 is attributable to a $10.0 million decrease resulting from a lower average interest credited rate and a $2.0 million decrease as a result of a lower level of average policyholder balances. Policyholder balances averaged $12.2 billion ($10.0 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $2.2 billion of equity-indexed annuities) and $12.4 billion ($10.6 billion of fixed products and $1.8 billion of equity-indexed annuities) for the three-month periods ended September 30, 1999 and 1998, respectively. The average interest credited rate was 4.30% (5.00% on fixed products and 0.85% on equity-indexed annuities) and 4.62% (5.25% on fixed products and 0.85% on equity-indexed annuities) for the three-month periods ended September 30, 1999 and 1998, respectively. Interest credited to policyholders was $395.5 million and $425.6 million for the nine-month periods ended September 30, 1999 and 1998, respectively. The decrease of $30.1 million in 1999 compared to 1998 is attributable to a $34.1 million decrease resulting from a lower average interest credited rate offset by a $4.0 million increase as a result of a higher level of average policyholder balances. Policyholder balances averaged $12.3 billion ($10.2 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $2.1 billion of equity-indexed annuities) and $12.2 billion ($10.5 billion of fixed products and $1.7 billion of equity-indexed annuities) for the nine-month periods ended September 30, 1999 and 1998, respectively. The average interest credited rate was 4.27% (5.00% on fixed products and 0.85% on equity-indexed annuities) and 4.64% (5.28% on fixed products and 0.85% on equity-indexed annuities) for the nine-month periods ended September 30, 1999 and 1998, respectively. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 40% to 95%) of the change in value of the S&P 500 Index. The Company's equity-indexed annuities also provide full guarantee of principal if held to term, plus interest at 0.85% annually. For each of the periods presented, the
interest   credited  to  equity-indexed  policyholders   related   to   the
participation rate is reflected net of income recognized on the S&P 500 Index call options and futures resulting in a 0.85% net credited rate.

Average investments in the Company's general account (computed without giving effect to SFAS 115), including a portion of the Company's cash and cash equivalents, were $12.8 billion and $13.0 billion for the three-month periods ended September 30, 1999 and 1998, respectively. Average investments were $12.9 billion and $12.8 billion for the nine-month periods ended September 30, 1999 and 1998, respectively.

Net realized investment (losses) gains were $(12.3) million and $4.1 million and $(26.8) million and $2.4 for the three and nine-month periods ended September 30, 1999 and 1998, respectively. Sales of investments generally are made to maximize total return and to take advantage of prevailing market conditions. Other than temporary declines of $5.7 million and $8.7 million were recorded in the three and nine-month periods ended September 30, 1999. There were no other than temporary declines recorded in the three and nine-month periods ended September 30, 1998.

Surrender charges are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $4.9 million and $4.4 million for the three-month periods ended September 30, 1999 and 1998, respectively. Total surrender charges were $13.2 million and $14.0 million for the nine-month periods ended September 30, 1999 and 1998, respectively.

On an annualized basis, total fixed, equity-indexed and variable annuity withdrawals represented 15.2% and 12.4% of the total average annuity policyholder and separate account balances for the three-month periods ended September 30, 1999 and 1998, respectively, and 14.4% and 13.7% of the total average annuity policyholder and separate account balances for the nine-month periods ended September 30, 1999 and 1998, respectively.

Separate account fees are primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These fees, which are primarily based on the market values of the assets supporting the contracts in separate accounts, were $8.7 million and $5.4 million for the three-month periods ended September 30, 1999 and 1998, respectively. Such fees represented 1.32% and 1.53% of the average variable annuity and variable life separate account balances for the three-month periods ended September 30, 1999 and 1998, respectively. Separate account fees were $23.0 million and $15.5 million for the nine-month periods ended September 30, 1999 and 1998, respectively. These fees represented 1.29% and 1.50% of the average variable annuity and variable life separate account balances for the nine-month periods ended September 30, 1999 and 1998, respectively.

Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the level of assets under management, which are affected by product sales, redemptions, and changes in the market values of the investments managed. Management fees were $2.3 million and $0.8 million for the three-month periods ended September 30, 1999 and 1998, respectively. Management fees were $6.5 and $3.3 million for the nine-month periods ended September 30, 1999 and 1998, respectively. The increase in 1999 compared to 1998 primarily reflects an increase in the average level of assets under management.

Operating expenses represent compensation and other general and administrative expenses. These expenses were $13.5 million and $10.8 million and $41.2 million and $40.0 million for the three and nine-month periods ended September 30, 1999 and 1998, respectively. The increases in the three and nine-month periods ended September 30, 1999 compared to the same periods in the prior year were primarily due to higher compensation and selling expenses.

Amortization of deferred policy acquisition costs relates to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business and to the actuarially determined present value of projected future gross profits from policies in force at the date of acquisition. Such acquisition costs include commissions, costs of policy issuance and underwriting and selling expenses.

Amortization was $22.8 million and $16.6 million for the three-month periods ended September 30, 1999 and 1998, respectively. Amortization was $69.5 million and $56.7 million for the nine-month periods ended September 30, 1999 and 1998, respectively. The amortization increases in 1999 compared to 1998 are primarily related to the growth of business in force.

Amortization for the three-month periods ended September 30, 1999 and 1998 represented 30.8% and 26.3%, on an annualized basis, of investment spread and separate account fees for 1999 and 1998, respectively. Amortization for the nine-month periods ended September 30, 1999 and 1998 represented 30.9% and 28.6%, on an annualized basis, of investment spread and separate account fees for 1999 and 1998, respectively.

Federal income tax expense was $9.3 million or 29.6% and $14.6 million or 32.8% of pretax income for the three-month periods ended September 30, 1999 and 1998, respectively. The decrease in the effective tax rate for the three-month periods is due to the change in certain permanent differences. The federal income tax expense was $34.3 million or 33.2% and $38.9 million or 32.8% for the nine-month periods ended September 30, 1999 and 1998, respectively. The increase in the effective tax rate for the nine-month periods is due to the decrease of certain permanent differences coupled with an adjustment to the 1998 deferred tax liability.

Financial Condition

Stockholder's equity as of September 30, 1999 was $1.115 billion compared to $1.136 billion as of December 31, 1998. The $20.6 million decrease in stockholder's equity was due to $74.5 million of net unrealized investment losses, $15.0 million in dividends paid to the parent company, offset by $68.9 million of net income for the period.

Investments, excluding cash and cash equivalents, totaled $12.1 billion at September 30, 1999 compared to $12.6 billion at December 31, 1998.

The Company's general investment policy is to hold bonds for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its bond portfolio as "available for sale" and carries such investments at fair value. The Company's total investments at September 30, 1999 and December 31, 1998 reflected gross unrealized (losses) gains of $(230.7) million and $105.3 million, respectively, relating to its bond and equity portfolios.

Approximately $11.3 billion, or 82.3%, of the Company's general account and certain separate account investments at September 30, 1999, was rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners (NAIC). At September 30, 1999, the carrying value of investments in below investment grade securities totaled $1.2 billion, or 8.8% of combined general account and certain separate account investments of $13.7 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

The carrying value of non-income producing securities at September 30, 1999 and December 31, 1998 was approximately $14.6 milllion and $30.0 million, respectively.

Derivatives

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements ("swap agreements") and interest rate cap agreements ("cap agreements") to match assets more closely to liabilities. Swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. The Company had 61 and 42 outstanding swap agreements with an aggregate notional principal amount of $2.8 billion and $2.4 billion as of September 30, 1999 and December 31, 1998, respectively.

Cap agreements are agreements with a counterparty that require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had interest rate cap agreements with an aggregate notional amount of $250.0 million as of September 30, 1999 and December 31, 1998.

With respect to the Company's equity-indexed annuities, the Company buys call options and futures on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $515.4 million and $535.6 million as of September 30, 1999 and December 31, 1998, respectively. The Company had futures with a carrying value of $11.3 million and $(0.6) million as of September 30, 1999 and December 31, 1998, respectively.

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

In June 1998, Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement standardizes the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. In June 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued. SFAS 137 defers for one year the effective date of SFAS 133. The effective date of SFAS 133 is for fiscal years beginning after June 15, 2000. Earlier adoption is permitted. Upon adoption, the Company will be required to record a cumulative effect adjustment to reflect this accounting change. At this time, the Company has not completed its analysis and evaluation of the requirements and the impact of this statement.

Liquidity

The  Company's  liquidity  needs and financial  resources  pertain  to  the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses, policy acquisition costs, and the purchase of investments. The Company generates cash from annuity premiums and deposits, net investment income, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At September 30, 1999, $9.8 billion, or 74.5%, of the Company's general account investments are considered readily marketable.

To the extent that unanticipated surrenders cause the Company to sell for liquidity purposes a material amount of securities prior to their maturity, such surrenders could have a material adverse effect on the Company. Although no assurance can be given, the Company believes that liquidity to fund withdrawals would be available through incoming cash flow, or the sale of short-term or floating-rate instruments, thereby precluding the sale of fixed maturity investments in a potentially unfavorable market.

Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to Liberty Financial, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of December 31,

1998, the amount of additional dividends that the Company could pay without such approval during 1999 was $59.1 million.

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

Year 2000

Many companies and organizations have computer programs that use only two digits to identify a year in the date field and may not be able to correctly process dates after December 31,1999. The Company relies significantly on computer systems and applications in its operations. To the extent that these systems are not Year 2000 compliant (i.e. cannot correctly process dates after December 31, 1999) and such non-compliance is not corrected, this could cause system failures. Such failures could have an adverse effect on the Company causing disruption of operations, including, among other things, an inability to process transactions.

In addressing the Year 2000 issue, the Company has completed an inventory of its information technology systems and assessed its Year 2000 readiness. The Company's systems include internally developed programs, third-party purchased programs and third-party custom developed programs. For programs which were identified as not being Year 2000 compliant, the Company has implemented a remediation plan that includes repairing or replacing the programs and testing for Year 2000 compliance. The remediation is complete for all critical applications and the Company believes that with modifications made to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. In addition, all non-compliant hardware components of the Company's information technology systems have been upgraded or replaced. The Company also identified its non-information technology systems affected by Year 2000 issues. The Company initiated remediation efforts in this area and expects to complete this phase during the fourth quarter of 1999.

The Company's Year 2000 efforts have included assessing the potential impact on the Company of third parties' failure to remediate their own Year 2000 issues. These efforts have included: (1) identifying third parties which have significant business relationships with the Company and inquiring of such third parties regarding their Year 2000 readiness; (2) evaluating such third parties' responses to the Company's inquiries; and
(3) conducting additional inquiries and evaluations with respect to third parties as determined to be necessary in each case, based on the nature of third party responses or their failure to respond and the significance of the business relationship. The Company received information from such parties and is in the process of requesting confirmation from these parties with respect to remediation of their Year 2000 issues. In addition, for certain critical applications, the Company participated in both industry-wide testing of interfaces with third parties and point-to-point testing of interfaces with major business partners. The Company has substantially completed initiatives (1) and (2). It is continuing to conduct the activities described in (3) and anticipates that these activities will continue through the end of 1999. However, because the Company does not have control over these third parties, the Company cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to adequately address their Year 2000 issues.

The Company has developed contingency plans to minimize the impact of potential Year 2000 problems on critical systems. The contingency planning process involved identifying reasonably likely business disruption scenarios that, if they were to occur, could create significant problems in critical functions of the Company. Alternative providers were then identified, year-end staffing plans were finalized, manual work-arounds were developed, and prioritization processes for problem resolution were developed. Testing of the contingency plans will continue through the end of 1999.

The complexity of the Year 2000 issue gives rise to numerous uncertainties and extensive preparation efforts cannot guarantee a total absence of Year 2000 problems. If necessary modifications and conversions are not made, or are not timely completed, or if the systems of the companies on which the Company's systems rely are not timely converted, or if contingency plans do not adequately correct disruptions that could occur, the Year 2000 issues could have a material impact on the operations of the Company.

Prior to 1999, the external cost of the Year 2000 project was approximately $0.7 million, which was primarily related to consultants and replacement hardware and software. Such external costs for the first nine months of 1999 were approximately $0.7 million. The additional external costs to complete the project are currently expected to be approximately $1.0 million that are primarily related to testing of certain non-critical applications. The Company does not segregate payroll or other internal costs specifically devoted to its efforts to address Year 2000 issues, but does not believe these costs to be significant. All of the costs of the Year 2000 project have been and will be funded through operating cash flows and have been and will be expensed as incurred. In the opinion of management, the cost of addressing the Year 2000 issue is not expected to have a material adverse effect on the Company's financial condition or its results of operations.

Effects of Inflation

Inflation has not had a material effect on the Company's consolidated results of operations to date. The Company manages its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the fair value of the Company's fixed maturity portfolio increases or decreases in inverse relationship with fluctuations in interest rates, and the Company's net investment income increases or decreases in direct relationship with interest rate changes. For example, if interest rates decline the Company's fixed maturity investments generally will increase in fair value, while net investment income will decrease as fixed maturity investments mature or are sold and the proceeds are reinvested at reduced rates. However, inflation may result in increased operating expenses that may not be readily recoverable in the prices of the services charged by the Company.
                                    14

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

There have not been any material changes during the nine-month period ended September 30, 1999 in the market risks the Company is exposed to and the management of such risks, which are summarized in our 1998 Form 10-K.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit

       #27  Financial Data Schedule - page 18

(b)  Reports on Form 8-K

       There were no reports filed on Form 8-K during the quarter ended September 30, 1999.

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

                               _________/s/ Bernhard M. Koch__________

                                Bernhard M. Koch
                                Senior Vice President and
                                Chief Financial Officer
                                (Principal Financial Officer)


                               _________/s/ Jeff Whitehead__________

                                Jeff Whitehead
                                Vice President and Treasurer
                                (Chief Accounting Officer)




Date:  November 15, 1999

                               Exhibit Index



Exhibit No.    Description                                Page

     27        Financial Data Schedule                     18