Form 10-K
period 1999-12-31
KEYPORT LIFE INSURANCE CO
filed 2000-03-29
CIK 877494

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999 _

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to __________________________________________

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

     There were 2,412,000 shares of the registrant's Common Stock, $1.25 par value, outstanding as of February 29, 2000.
Exhibit Index - Page 31	Page 1 of 34

KEYPORT LIFE INSURANCE COMPANY
ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 1999
TABLE OF CONTENTS

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

Liberty Financial is an asset accumulation and management company providing investment management and retirement-oriented insurance products through multiple distribution channels. Keyport issues and underwrites substantially all of Liberty Financial's retirement-oriented insurance products. Liberty Financial's primary investment advisor, asset management and bank distribution operating units are Liberty Funds Group LLC ("LFG"), Colonial Management Associates, Inc. ("Colonial"), Stein Roe & Farnham Incorporated ("Stein Roe"), Newport Pacific Management, Inc. ("Newport"), Crabbe Huson Group, Inc., Progress Investment Management Company, Liberty Asset Management Company, and Independent Financial Marketing Group, Inc. ("Independent"). Colonial, Stein Roe and Newport manage certain underlying mutual funds and other invested assets of Keyport's separate accounts. Stein Roe also provides asset management services for a substantial portion of Keyport's general account. Independent, through its subsidiary, markets Keyport's products through the bank distribution channel.

Keyport's executive and administrative offices are located at 125 High Street, Boston Massachusetts 02110, and its home office is at 695 George Washington Highway, Lincoln, Rhode Island 02865.

Products

The Company (primarily Keyport and Keyport Benefit) sells a full range of retirement-oriented insurance products that provide fixed, indexed or variable returns to policyholders. Annuities are insurance products designed to offer individuals protection against the risk of outliving their financial assets during retirement. Annuities offer a tax-deferred means of accumulating savings for retirement needs and provide a tax-efficient source of income in the payout period. The Company earns spread income from fixed and indexed annuities; variable annuities primarily produce fee income. The Company's primary financial objectives are to increase policyholder balances through new sales and asset retention and to earn acceptable investment spreads on its fixed and indexed return products and fee income on its variable annuities.

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

Equity-Indexed Annuities. Equity-indexed annuities are an innovative product first introduced to the marketplace in 1995 by the Company when it began selling its KeyIndex product. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 100%) of the change in value of a specified equity index. KeyIndex is currently offered for one, five and seven-year terms with interest earnings based on a percentage of the increase in the Standard & Poor's 500 Composite Stock Price Index ("S&P 500 Index") ("S&P", "S&P 500", and "Standard & Poor's" are trademarks of The McGraw Hill Companies, Inc. and have been licensed for use by the Company). With the five and seven-year terms, the interest earnings are based on the highest policy anniversary date value of the S&P 500 Index during the term. KeyIndex also provides a guarantee of principal at the end of the term. Thus, unlike a direct equity investment, even if the S&P 500 Index declines, there is no market risk to the policyholder's principal. The Company's market value adjusted ("MVA") annuity product, KeySelect, offers a choice between a fixed and equity-indexed account similar to KeyIndex and a fixed annuity type interest account. KeySelect offers terms for each equity-indexed account of one, three, five, six and seven years, as well as a ten-year term for the fixed interest account. KeySelect shifts some investment risk to the policyholder, since surrender of the policy before the end of the product term will result in increased or decreased account values based on the change in rates of designated U.S. Treasury securities since the beginning of the term.

Variable Annuities. Variable annuities offer a selection of underlying investment alternatives that may satisfy a variety of policyholder risk/return objectives. Under a variable annuity, the policyholder has the opportunity to select separate account investment options (consisting of underlying mutual funds) which pass the investment risk directly to the policyholder in return for the potential of higher returns. Variable annuities also include guaranteed fixed interest options. The Company has several different variable annuity products that currently offer 18 to 24 separate account investment choices, depending on the product, and four guaranteed fixed interest options.

While the Company currently does not offer traditional life insurance products, it manages a closed block of single premium whole life insurance policies ("SPWLs"), a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of SPWLs in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $1.9 billion as of December 31, 1999.

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

Institutional Annuities. Institutional annuity products are principally single premium deposits made by financial institutions that provide fixed or variable returns over a fixed period.

The following table sets forth certain information regarding the Company's retirement-oriented insurance business for the periods indicated.
	As of or for the Year Ended
	December 31,
	1999	1998	1997
	(in thousands, except policy data)
Policy and Separate Account Liabilities:
Fixed annuities	$ 7,196,577	$ 7,834,321	$ 8,416,544
Equity-indexed annuities	2,503,050	2,125,254	1,527,489
Variable annuities	2,666,414	1,743,885	1,276,606
Institutional annuities	950,051	411,954	-
Life insurance	2,094,504	2,111,863	2,129,395
Total	$ 15,410,596	$ 14,227,277	$ 13,350,034
Number of In Force Policies:
Fixed annuities	182,858	205,508	222,903
Equity-indexed annuities	49,691	46,484	39,224
Variable annuities	43,677	37,049	27,429
Institutional annuities	6	2	-
Life insurance	21,640	23,097	24,921
Total	297,872	312,140	314,477
Average In Force Policy Amount:
Fixed annuities	$ 39,356	$ 38,122	$ 37,710
Indexed annuities	$ 50,372	$ 45,720	$ 38,943
Variable annuities	$ 61,048	$ 47,070	$ 46,542
Institutional annuities	$ 158,342	$ 205,977	$ -
Life insurance	$ 96,789	$ 91,435	$ 83,709
Premiums (statutory basis):
Fixed annuities	$ 456,461	$ 305,290	$ 426,052
Equity-indexed annuities	150,550	278,195	523,685
Variable annuities	885,102	507,897	172,688
Institutional annuities	500,000	400,000	-
Life insurance (net of reinsurance)	(1,749)	(1,039)	(1,255)
Total	$ 1,990,364	$ 1,490,343	$ 1,121,170
New Contracts and Policies :
Fixed annuities	17,301	10,448	13,744
Equity-indexed annuities	6,395	9,249	16,076
Variable annuities	14,886	12,238	4,333
Institutional annuities	4	2	-
Total	38,586	31,937	34,153
Aggregate Amount Subject to Surrender Charges:
Fixed annuities	$ 5,707,985	$ 6,642,810	$ 6,982,210
Equity-indexed annuities	$ 2,482,261	$ 2,125,254	$ 1,527,489
Withdrawals and Terminations (statutory basis):
Fixed annuities:
Death	$ 28,162	$ 28,921	$ 60,268
Maturity	$ 141,366	$ 117,786	$ 109,614
Surrender	$ 1,219,687	$ 1,135,418	$ 947,262
Indexed annuities:
Death	$ 11,312	$ 11,279	$ 3,744
Maturity	$ 407	$ 384	$ 10
Surrender	$ 28,278	$ 19,132	$ 9,898
Variable annuities:
Death	$ 17,297	$ 7,051	$ 3,831
Maturity	$ 222,581	$ 87,258	$ 27,507
Surrender	$ 198,813	$ 124,712	$ 96,583
Life Insurance:
Death	$ 75,999	$ 62,584	$ 65,593
Surrender	$ 74,202	$ 77,485	$ 96,230
Surrender Rates :
Fixed annuities	15.39%	13.63%	11.11%
Equity-indexed annuities	1.22%	1.05%	0.86%
Variable annuities	8.04%	8.26%	8.18%
Life insurance	3.53%	3.65%	4.51%

Sales and Asset Retention

Product sales are influenced primarily by overall market conditions impacting the attractiveness of the Company's retirement-oriented insurance products, and by product features, including interest crediting and participation rates, and innovations and services that distinguish the Company's products from those of its competitors.

The Company's mix of annuity products is designed to include products in demand under a variety of economic and market conditions. Sales of SPDAs tend to be sensitive to prevailing interest rates. Sales can be expected to increase and surrenders to decrease in interest rate environments when SPDA rates are higher than rates offered by competing conservative fixed return investments, such as bank certificates of deposit. SPDA sales can be expected to decline and surrenders to increase in interest rate environments when this differential in rates is not present. SPDA sales also can be adversely affected by low interest rates. Conversely, sales of variable annuities can be expected to increase and surrenders of such products to decrease in a rising equity market, low interest rate environment. Similarly sales of equity-indexed annuities can be expected to increase and surrenders to decrease in a rising equity market, low interest rate environment. While sales of equity-indexed annuities can be expected to increase and surrenders to decrease in a rising equity market, low interest rate environment, sales of these products can be effected by the participation rate credited by the Company, which may be reduced in a rising but relatively volatile equity market (as was the case during 1999 and at the date of the filing of this Report).

The Company's insurance products include important features designed to promote both sales and asset retention, including crediting rates and surrender charges. Initial interest crediting and participation rates on fixed and equity-indexed products significantly influence the sale of new policies. Resetting of rates on SPDAs impacts retention of SPDA assets, particularly on policies where surrender penalties have expired. At December 31, 1999, crediting rates on 91% of the Company's in force SPDA policy liabilities were subject to reset during the succeeding 12 months. In setting crediting and participation rates, the Company takes into account yield characteristics on its investment portfolio, surrender rate assumptions and competitive industry pricing. Interest crediting rates on the Company's in force SPDAs ranged from 3.65% to 7.75% at December 31, 1999. Such policies had guaranteed minimum rates ranging from 3.0% to 4.5% as of such date. Initial interest crediting rates on new policies issued in 1999 ranged from 4.0% to 7.3%. Guaranteed minimum rates on new policies issued during 1999 ranged from 3.0% to 4.5%.

Substantially all of the Company's annuities permit the policyholder at anytime to withdraw all or part of the accumulated policy value. Premature termination of an annuity policy results in the loss by the Company of anticipated future earnings related to the premium deposit and the accelerated recognition of the expenses related to policy acquisition (principally commissions), which otherwise are deferred and amortized over the expected life of the policy. Surrender charges provide a measure of protection against premature withdrawal of policy values. Substantially all of the Company's insurance products currently are issued with surrender charges or similar penalties. Such surrender charges for all policies, except KeyIndex, typically start at 7% of the policy premium and then decline to zero over a five to seven year period. KeyIndex imposes a penalty on surrender of up to 10% of the premium deposit for the life of the policy. At December 31, 1999, 76% of the Company's fixed annuity policyholder balances were subject to surrender charges or restrictions. Surrender charges generally do not apply to withdrawals by policyowners of, depending on the policy, either up to 10% per year of the then accumulated value or the accumulated returns. In addition, certain policies may provide for charge-free withdrawals in certain circumstances and at certain times. All policies, except for certain variable annuities, are also subject to "free look" risk (the legal right of a policyholder to cancel the policy and receive back the premium deposit, without interest, for a period ranging from ten days to one year, depending upon the policy). To the extent a policyholder exercises the "free look" option, the Company may realize a loss as a result of any investment losses on the underlying assets during the free look period, as well as the commissions paid on the sale of the policy. While SPWLs also permit withdrawal, it generally would produce significant adverse tax consequences to the policyholder.

Keyport's strong financial ratings are important to its ability to accumulate and retain assets. Keyport is rated "A" (Excellent) by A.M. Best, "AA-" (Strong) by Standard & Poor's ("S&P"), "A2" (Good) by Moody's and "AA-" (very high claims-paying ability) by Duff & Phelps. Rating agencies periodically review the ratings they issue. In December 1999, S&P reduced Keyport's rating from "AA" (Strong) to "AA-" (Strong) as a result of a rating adjustment to Liberty Mutual. In January 1999, A.M. Best reduced Keyport's rating from "A+" (Superior) to "A" (Excellent). These ratings reflect the opinion of the rating agency as to the relative financial strength of Keyport and Keyport's ability to meet its contractual obligations to its policyholders. Such ratings are not "market" ratings or recommendations to use or invest in Keyport and should not be relied upon when making a decision to invest in the Company. Many financial institutions and broker-dealers focus on the claims-paying ability of an insurer in determining whether to market the insurer's annuities. If any of Keyport's ratings were downgraded from their current levels or if the ratings of Keyport's competitors improved and Keyport's did not, sales of Keyport's products, the level of surrenders on existing policies and the Company's relationships with distributors could be materially adversely affected. No assurances can be given that Keyport will be able to maintain its financial ratings.

Customer service is essential to asset accumulation and retention. The Company believes it has a reputation for excellent service to its distributors and its policyholders. The Company has developed advanced technology systems for immediate response to customer inquiries, and rapid processing of policy issuance and commission payments (often at the point of sale). These systems also play an important role in controlling costs. The Company's operating expense ratio for 1999 and 1998 was 0.40% and 0.42% of assets, respectively, which reflects the Company's low cost operations.

General Account Investments

Premium deposits on fixed and indexed annuities are credited to the Company's general account and certain separate account investments (which at December 31, 1999 totaled $13.7 billion). Total general account and certain separate account investments include cash and cash equivalents. To maintain its investment spread at acceptable levels, the Company must earn returns on its general account sufficiently in excess of the fixed or indexed returns credited to policyholders. The key element of this investment process is asset/liability management. Successful asset/liability management requires both a quantitative assessment of overall policy liabilities (including maturities, surrenders and crediting of interest) and prudent investment of general and certain separate account assets. The two most important tools in managing policy liabilities are setting crediting rates and establishing surrender periods. The investment process requires portfolio techniques that earn acceptable yields while effectively managing both interest rate risk and credit risk. The Company emphasizes a conservative approach to asset/liability management, which is oriented toward reducing downside risk in adverse markets, as opposed to maximizing spread in favorable markets. The approach is also designed to reduce earnings volatility. Various factors can impact the Company's investment spread, including changes in interest rates and other factors affecting the Company's general account and certain separate account investments.

The bulk of the Company's general account and certain separate account investments are invested in fixed maturity securities (81.0% at December 31, 1999). The Company's principal strategy for managing interest rate risk is to closely match the duration of its general account investment portfolio to its policyholder balances. The Company also employs hedging strategies to manage this risk, including interest rate swaps and caps. In the case of equity-indexed products, the Company purchases S&P 500 Index call options and futures to hedge its obligations to provide participation rate returns. Credit risk is managed by careful credit analysis and monitoring. A portion of the general account and certain separate account investments (8.9% at December 31, 1999) are invested in below investment grade fixed maturity securities to enhance overall portfolio yield. Below investment grade securities pose greater risks than investment grade securities. The Company actively manages its below investment grade portfolio to optimize its risk/return profile. At December 31, 1999, the carrying value of fixed maturity investments that were non-income producing was $22.6 million, which constituted 0.2% of the Company's general account and certain separate account investments.

As of December 31, 1999, the Company owned approximately $3.4 billion of mortgage-backed securities (24.8% of its general and certain separate account investments), 96.7% of which were investment grade. Mortgage-backed securities are subject to prepayment and extension risks, since the underlying mortgages may be repaid more or less rapidly than scheduled.

As of December 31, 1999, approximately $3.4 billion (24.8% of the Company's general and certain separate account investments) were invested in securities that were sold without registration under the Securities Act and were not freely tradable under the Securities Act or which were otherwise illiquid. These securities may be resold pursuant to an exemption from registration under the Securities Act. If the Company sought to sell such securities, it might be unable to do so at the then current carrying values and might have to dispose of such securities over extended periods of time at uncertain levels.

Marketing and Distribution

Keyport's sales strategy is to use multiple distribution channels to achieve broader market presence. During 1999, the bank channel represented approximately 41.9% of Keyport's annuity sales, and the brokerage channel represented approximately 15.5%. The sale of insurance and investment products through the bank distribution channel is highly regulated. Sales through other distributors of insurance products, such as financial planners, insurance agents and an institutional channel represented approximately 42.6% of total annuity sales.

The following table presents sales information in Keyport's distribution channels for the periods indicated (in millions).
	Sales of Fixed and Indexed Annuities			Sales of Variable Annuities
	Year Ended December 31,			Year Ended December 31,
	1999	1998	1997	1999	1998	1997
Bank channel:
Independent	$56.2	$71.3	$168.4	$285.5	$223.7	$121.0
Third party bank marketers	457.2	294.4	286.5	35.6	45.8	3.2
Other channels:
Broker-dealers	56.0	69.8	179.5	252.1	126.0	24.9
Other distributors (1)	555.0	547.5	314.1	292.8	111.8	23.6

(1) Includes institutional annuities.

Regulation

The Company's business activities are extensively regulated. The following briefly summarizes the principal regulatory requirements and certain related matters.

Keyport's retirement-oriented insurance products generally are issued to individuals. The policy is a contract between the issuing insurance company and the policyholder. State law regulates policy forms, including all principal contract terms. In most cases, the policy form must be approved by the insurance department or similar agency of a state in order for the policy to be sold in that state.

Keyport and Independence Life are chartered in Rhode Island and the State of Rhode Island Insurance Department is their primary oversight regulator. Keyport Benefit is chartered in the state of New York and the New York Department of Insurance is its primary oversight regulator. Keyport Benefit operates exclusively in New York and Rhode Island. Keyport and Independence Life also must be licensed by the state insurance regulators in each other jurisdiction in which they conduct business. They currently are licensed to conduct business in 49 states (the exception being New York), and in the District of Columbia and the Virgin Islands. State insurance laws generally provide regulators with broad powers related to issuing licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type and amount of investments permitted, limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval, and other related matters. The regulators also make periodic examinations of individual companies and review annual and other reports on the financial conditions of all companies operating within their respective jurisdictions. The Rhode Island Insurance Department has commenced a periodic examination for the period ended December 31, 1998. The Insurance Department has not communicated the results of their examination as of the date of this filing.

Keyport and Independence Life prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the Insurance Department of the State of Rhode Island. Keyport Benefit prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the New York Department of Insurance. State laws prescribe certain statutory accounting practices. Permitted statutory accounting practices encompass all accounting practices that are not proscribed; such practices may differ between the states and companies within a state. In 1998, the NAIC adopted codified statutory accounting principles ("Codification"). Codification will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that the Company uses to prepare its statutory-based financial statements. Codification will require adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for the Company, the state of Rhode Island must adopt Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results to the Insurance Department. At this time it is anticipated that the state of Rhode Island will adopt Codification. Management has not yet determined the impact of Codification to the Company's statutory-basis financial statements.

Risk-Based Capital Requirements. In recent years, various states have adopted new quantitative standards promulgated by the NAIC. These standards are designed to reduce the risk of insurance company insolvencies, in part by providing an early warning of financial or other difficulties. These standards include the NAIC's risk-based capital ("RBC") requirements. RBC requirements attempt to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The requirements provide for four different levels of regulatory attention which implement increasing levels of regulatory control (ranging from development of an action plan to mandatory receivership). As of December 31, 1999, Keyport's capital and surplus exceeded the level at which the least severe of these regulatory attention levels would be triggered.

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

Insurance Holding Company Regulation. Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to Liberty Financial, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. The Company paid $30.0 million and $20.0 million in dividends to Liberty Financial during 1999 and 1998, respectively. As of December 31, 1999, the amount of additional dividends that the Company could pay without such approval was $57.8 million.

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

On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 was signed into law. The major provisions of this new law took effect on March 12, 2000. While the Gramm-Leach-Bliley Act eliminates legal barriers to affiliates among banks, insurance companies and other financial services companies and therefor effectively repeals the Glass-Steagall Act of 1933 (which restricted banks from engaging in securities-related businesses), the effect on the Company and its competitors is uncertain.

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

Employees

As of December 31, 1999, the Company had 416 full-time employees. The Company provides its employees with a broad range of employee benefit programs. The Company believes that its relations with its employees are excellent.

Item 2. Properties

As of December 31, 1999, the Company maintained its executive, administrative and sales offices in leased facilities. The Company leases approximately 96,500 square feet in two facilities in downtown Boston pursuant to leases which expire in 2008. The Company also leases approximately 19,800 square feet in a single facility in Lincoln, Rhode Island and 13,300 square feet in a single facility in Lake Mary, Florida pursuant to leases that expire in 2007 and 2004, respectively. The company sub-leases approximately 600 square feet from Independent in Purchase, New York under a lease which expires in 2007.

Item 3. Legal Proceedings

The Company is from time to time involved in litigation incidental to its business. In the opinion of Keyport's management, the resolution of such litigation is not expected to have a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Directors and Principal Officers of the Registrant

The following are the principal officers and directors of the Company:
	Position with	Other Business, Vocation
	Keyport	or Employment for Past
Name, Age	Year of Election	Five Years

Frederick Lippit, 83	Director, 1/31/62, and Assistant Secretary, 4/9/69	Chairman of The Providence Plan, Providence, RI

Robert C. Nyman, 64	Director, 4/11/96	Formerly President and Chairman of Nyman Manufacturing Co., East Providence, RI

Philip K. Polkinghorn, 42	Director and President, 5/8/99

Director and President of Keyport Benefit Life Insurance Company, 5/10/99; Director, 6/7/99, and President, 6/8/99, of LASC; Director, 5/5/99, and President, 5/10/99, of Independence Life and Annuity Company; formerly Senior Vice President and Chief Marketing Officer American General Life, 12/96; formerly Senior Vice President Products of First Colony Life Insurance Company, 3/96; formerly Chief Marketing Officer of Allmerica Insurance Company, 3/93

Paul H. LeFevre, Jr., 57	Chief Operating Officer, 5/8/99

Formerly Acting President, 10/22/98, Executive Vice President, 4/10/97, Senior Vice President and Chief Financial Officer, 4/5/90, of the Company; Director, 1/30/98, and Chief Operating Officer, 5/11/99, of Keyport Benefit Life Insurance Company; formerly Acting President, 12/4/98, and Executive Vice President, 2/6/98, of Keyport Benefit Life Insurance Company; formerly Director, 1/8/93, Executive Vice President, 7/22/97, Senior Vice President and Chief Financial Officer, 1/8/93, of LASC; Director, 10/1/93, and Chief Operating Officer, 5/10/99, of Independence Life and Annuity Company; formerly Acting President, 12/31/98, Executive Vice President, 7/28/97, Senior Vice President and Chief Financial Officer, 10/1/93, of Independence Life and Annuity Company

Bernard R. Beckerlegge, 53	Senior Vice President and General Counsel, 9/1/95

Director, 1/30/98, and Senior Vice President and General Counsel, 2/6/98, of Keyport Benefit Life Insurance Company; formerly Senior Vice President and General Counsel of LASC, 7/22/97; Senior Vice President and General Counsel of Independence Life and Annuity Company, 10/9/95; formerly General Counsel for B.T. Variable Insurance Co., 8/1/88

William Hayward, 44	Senior Vice President, 8/13/99	Senior Vice President of Keyport Benefit Life Insurance Company, 9/10/99; formerly Vice President and Managing Director - Administration/Information Systems of Allmerica Financial Corporation, 1/94

Bernhard M. Koch, 45	Senior Vice President and Chief Financial Officer, 8/7/97

Senior Vice President and Chief Financial Officer, 2/6/98, of Keyport Benefit Life Insurance Company; formerly Director of Keyport Benefit Life Insurance Company, 1/30/98; formerly Senior Vice President and Chief Financial Officer of LASC, 7/22/97; Senior Vice President and Chief Financial Officer of Independence Life and Annuity Company, 7/28/97; formerly Executive Vice President and Chief Financial Officer of Life Partners Group, 12/1/95; formerly Senior Vice President and Chief Financial Officer of Laurentian Capital Corp., 6/1/88

Stewart R. Morrison, 43	Senior Vice President, 4/10/97, and Chief Investment Officer, 5/16/94

Formerly Vice President, Investments of the Company; Director, 12/4/98, and Senior Vice President and Chief Investment Officer, 2/6/98, of Keyport Benefit Life Insurance Company; Director, 12/30/98, and Senior Vice President and Chief Investment Officer of LASC, 7/22/97; formerly Vice President, Investments of LASC, 1/8/93; Senior Vice President and Chief Investment Officer of Independence Life and Annuity Company, 7/28/97; formerly Vice President, Investments of Independence Life and Annuity Company, 10/1/93

Francis E. Reinhart, 59	Senior Vice President, 4/5/90, and Chief Information Officer, 4/10/97

Formerly Chief Administrative Officer of the Company; formerly Director and Vice President of KFSC; Senior Vice President and Chief Information Officer of Keyport Benefit Life Insurance Company, 2/6/98; formerly Senior Vice President and Chief Administrative Officer, 1/8/93; of LASC; Senior Vice President, 10/1/93, and Chief Information Officer, 7/28/97, of Independence Life and Annuity Company; formerly Chief Administrative Officer of Independence Life and Annuity Company, 10/1/93

James P. Greaton, 42	Vice President and Corporate Actuary, 6/12/96

Vice President and Corporate Actuary of Keyport Benefit Life Insurance Company, 2/6/98; Vice President and Corporate Actuary of Independence Life and Annuity Company, 12/31/96; formerly Valuation Actuary, Providian Capital Management, 5/94

Jeffrey J. Lobo, 38	Vice President--Risk Management, 6/12/96

Formerly Assistant Vice President - Director of Quantitative Research for the Company; Vice President - Risk Management of Keyport Benefit Life Insurance Company, 2/6/98; formerly Vice President of Credit Suisse Financial Products, 11/94

Jeffery J. Whitehead, 43	Vice President, 11/5/92, and Treasurer, 5/4/95

Formerly Controller of the Company; Vice President and Treasurer of Keyport Benefit Life Insurance Company, 2/6/98; Vice President and Treasurer of LASC, 5/19/95; Vice President and Treasurer of Independence Life and Annuity Company, 5/19/95

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Not applicable.

Item 6. Selected Financial Data (in thousands)
As of and for the year
ended December 31,	1999	1998	1997	1996	1995
Income statement data:
Investment income	$ 805,216	$ 815,226	$ 847,048	$ 790,365	$ 755,930
Interest credited	(526,574)	(562,238)	(594,084)	(572,719)	(555,725)
Investment spread	278,642	252,988	252,964	217,646	200,205
Fee income	60,146	42,836	36,353	33,534	29,767
Operating expenses	(54,424)	(53,544)	(49,941)	(43,815)	(44,475)
Income before income taxes	140,636	161,519	172,651	137,846	107,941
Net income	94,659	108,600	113,561	90,624	69,610

Balance sheet data:
Total cash and investments	$13,123,851	$13,317,878	$13,505,858	$12,305,312	$10,922,125
Total assets	17,495,977	15,775,231	15,342,189	13,924,557	12,280,194
Stockholder's equity	1,013,388	1,135,597	1,103,021	980,782	902,331

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Net income was $94.7 million, $108.6 million and $113.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in each of the years ended December 31, 1999 was primarily attributable to decreases in net realized investment gains. Income from operations (income before income taxes and net realized gains (losses)) was $182.1 million, $160.7 million and $147.9 for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in 1999 as compared to 1998 is primarily attributable to the increase in net investment spread. The increase in 1998 compared to 1997 is mainly due to the reduction of amortization of deferred policy acquisition costs.

Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited to policyholder balances. Investment spread was $278.6 million for the year ended December 31, 1999 and $253.0 million for the years ended December 31, 1998 and 1997. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage was 1.97%, 1.78% and 1.91% for the years ended December 31, 1999, 1998, and 1997, respectively.

Investment income was $805.2 million, $815.2 million and $847.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease of $10.0 million in 1999 compared to 1998 is the result of a lower average investment yield ($13.2 million) offset by an increase in average invested assets ($3.2 million). The average investment yield was 6.25% in 1999 compared to 6.36% in 1998. Investment income decreased in 1998 compared to 1997 as a result of a lower average investment yield offset by an increase in average invested assets. The average investment yield was 6.36% in 1998 compared to 6.90% in 1997. Net investment income included option amortization related to the Company's equity-indexed annuities of $77.2 million, $70.8 million and $47.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Interest credited to policyholders totaled $526.6 million, $562.2 million and $594.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease of $35.6 million in 1999 compared to 1998 is the result of a lower average interest credited rate ($36.2 million) slightly offset by higher average policyholder balances ($.6 million). Policyholder balances averaged $12.3 billion ($10.1 billion of fixed products and $2.2 billion of equity-indexed annuities) in 1999 compared to $12.3 billion ($10.5 billion of fixed products and $1.8 billion of equity-indexed annuities) in 1998. The average interest credited rate was 4.28% (5.00% on fixed products and 0.85% on equity-indexed annuities) in 1999 compared to 4.58% (5.23% on fixed products and 0.85% on equity-indexed annuities) in 1998. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 100%) of the change in value of the S&P 500 Index. The Company's equity-indexed annuities also provide a full guarantee of principal if held to term, plus interest at 0.85% annually. For each of the periods presented, the interest credited to equity-indexed policyholders related to the participation rate was offset by investment income recognized on S&P 500 Index call options and futures, resulting in an 0.85% net interest credited rate. Interest credited to policyholders decreased in 1998 compared to 1997 as a result of a lower average interest credited rate offset by a higher level of average policyholder balances. Policyholder balances averaged $12.3 billion in 1998 compared to $11.9 billion in 1997. The average interest credited rate was 4.58% in 1998 compared to 4.99% in 1997.

Average investments (computed without giving effect to Statement of Financial Accounting Standards No. 115), including a portion of the Company's cash and cash equivalents, were $12.9 billion and $12.8 billion at December 31, 1999 and 1998, respectively.

Net realized investment (losses) gains were $(41.5) million, $0.8 million and $24.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. The net realized investment losses in 1999 and the net realized investment gains in 1998 included losses of $18.3 million and $28.3 million, respectively, for certain fixed maturity investments where the decline in value was determined to be other than temporary.

Surrender charges are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $17.7 million, $17.5 million and $16.0 million for the years ended December 31, 1999, 1998, and 1997, respectively.

Total annuity withdrawals represented 14.7%, 13.2% and 11.6% of the total average annuity policyholder and separate account balances during 1999, 1998 and 1997, respectively. Factors contributing to the higher surrenders included increased competition from other investment products and lower average interest credit rates on fixed accounts.

Separate account income is primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $33.5 million, $20.6 million and $17.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. Variable product fees represented 1.43%, 1.44% and 1.54% of average variable annuity and variable life separate account balances for 1999, 1998 and 1997, respectively.

Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the levels of assets under management, which are affected by product sales, redemptions and changes in the market values of the investments managed. Management fees were $8.9 million, $4.8 million and $3.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase of $4.1 million in 1999 compared to 1998 primarily reflects a higher level of average separate account assets under management. Average separate account assets were $2.6 billion and $1.5 billion for the years ended December 31, 1999 and 1998, respectively.

Operating expenses primarily represent compensation, selling and general and administrative expenses. These expenses were $54.4 million, $53.5 million and $49.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increases during these periods were due to higher employee related expenses and selling expense.

Amortization of deferred policy acquisition costs relates to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such acquisition costs included commissions, costs of policy issuance, underwriting and selling expenses.

Amortization was $97.4 million, $77.4 million, and $86.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. The $20.0 million increase in amortization in 1999 compared to 1998 was primarily related to the increase in investment spread from the growth of business in force associated with fixed and equity-indexed products and the increased sales of variable annuity products during 1999. The $9.0 million decrease in amortization in 1998 compared to 1997 was primarily related to revisions in investment spread assumptions, partially offset by increased amortization due to the growth of business in force. Amortization expense represented 31.2%, 27.7% and 31.3% of investment spread and separate account fees for 1999, 1998 and 1997, respectively.

Income tax expense was $46.0 million, $52.9 million and $59.1 million or 32.69%, 32.76% and 34.20% of pretax income for the years ended December 31, 1999, 1998, and 1997, respectively.

Effective July 18, 1997, due to changes in ownership of Liberty Financial, the Company is not included in the consolidated federal income tax return of Liberty Mutual. The Company will be eligible to file a consolidated federal income tax return with Liberty Financial in 2002.

Financial Condition

Stockholder's Equity was $1.013 billion and $1.136 billion at December 31, 1999 and 1998, respectively. The $122.2 million decrease in stockholder's equity consist of a $186.9 million increase in net unrealized investment losses, and $30.0 million in dividends paid to the parent company, offset by $94.7 million of net income.

Investments (computed without giving effect to Statement of Financial Accounting Standards No. 115), including a portion of the Company's cash and cash equivalents, were $12.8 billion and $13.0 billion at December 31, 1999 and 1998, respectively.

The Company's general investment policy is to hold fixed maturity investments for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its entire fixed maturity portfolio as "available for sale" and carries such investments at fair value. Gross unrealized (losses) gains at December 31, 1999 and 1998 were ($323.3) million and $105.3 million, respectively.

Approximately $11.1 billion, or 81.0%, of the Company's general account and certain separate account investments at December 31, 1999, were rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the NAIC. At December 31, 1999, the carrying value of investments in below investment grade securities totaled $1.2 billion, or 8.9% of general account and certain separate account investments of $13.7 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

The Company routinely reviews its portfolio of investment securities. The Company identifies any investments that require additional monitoring on a monthly basis, and carefully reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports and other externally generated information concerning the creditor's affairs. In the case of publicly traded investments, management also considers market value quotations, if available. As of December 31, 1999 and 1998, the carrying value of fixed maturity investments that were non-income producing was $22.6 million and $30.0 million, respectively, which constitutes 0.2% of general account and certain separate account investments.

Quantitative and Qualitative Disclosures About Market Risk

Market-Sensitive Instruments and Risk Management

Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. The Company's primary market risk exposures are to changes in interest rates and to changes in equity prices.

The active management of market risk is integral to the Company's operations. The Company may use the following approaches to manage its exposure to market risk within defined tolerance ranges: rebalance its existing asset or liability portfolios, change the character of future investment purchases, or use derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased.

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

The Company administers and oversees the investment risk management processes primarily through its Investment Committee, its Board of Directors, and the Board of Directors of Liberty Financial. The Investment Committee and Board of Directors provide executive oversight of investment activities. The Investment Committee is a senior management committee consisting of the Chief Investment Officer, Chief Financial Officer, President, Executive Vice-President and members of senior management of Liberty Financial. The Investment Committee meets monthly to provide detailed oversight of investment risk, including market risk.

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

The Company manages the interest rate risk inherent in its assets relative to the interest rate risk inherent in its liabilities. One of the measures the Company uses to quantify this exposure is effective duration. Effective duration is a common measure for the price sensitivity of assets and liabilities to changes in interest rates. It measures the approximate percentage change in the fair value of assets and liabilities when interest rates change by 100 basis points. This measure includes the impact of estimated changes in portfolio cash flows from features such as prepayments and bond calls. The effective duration of assets and related liabilities are produced using standard financial valuation techniques. At December 31, 1999 and 1998, the estimated difference between the Company's asset and liability duration was approximately 1.8 and 1.2, respectively. This positive duration gap indicates that the fair value of the Company's assets is somewhat more sensitive to interest rate movements than the fair value of its liabilities.

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

The Company's potential exposure due to a 10% increase in prevailing interest rates from their December 31, 1999 and 1998 levels was a loss of $146.3 million and $87.0 million, respectively, in fair value of its fixed-rate assets that were not offset by a decrease in the fair value of its fixed-rate liabilities. The increase in potential exposure is primarily due to higher prevailing market interest rates and the increase in positive duration gap. The Company expects that its exposure to loss as interest rate changes occur will be minimized and that actual losses will be less than the estimated potential loss due to the combination of asset/liability management strategies and flexibility in adjusting crediting rate levels.

Equity Price Risk

Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock or stock index. At December 31, 1999 and 1998, the Company had approximately $37.9 million and $24.6 million, respectively, in common stocks and $701.1 million and $535.1 million, respectively, in other equity investments (call options and futures contracts).

At December 31, 1999 and 1998, the Company had $2.5 billion and $2.1 billion, respectively, in equity-indexed annuity liabilities that provide customers with contractually guaranteed participation in price appreciation of the Standard & Poor's 500 Composite Price Index ("S&P 500 Index"). The Company purchases equity-indexed options and futures to hedge the risk associated with the price appreciation component of equity-indexed annuity liabilities.

The Company manages the equity risk inherent in its assets relative to the equity risk inherent in its liabilities by conducting detailed computer simulations that model its S&P 500 Index derivatives and its equity-indexed annuity liabilities under stress-test scenarios in which both the index level and the index option implied volatility are varied through a wide range. Implied volatility is a value derived from standard option valuation models representing an implicit forecast of the standard deviation of the returns on the underlying asset over the life of the option or future. The fair values of S&P 500 Index linked securities, derivatives, and annuities are produced using standard derivative valuation techniques. The derivative portfolios are constructed to maintain acceptable interest margins under a variety of possible future S&P 500 Index levels and option or future cost environments. In order to achieve this objective and limit its exposure to equity price risk, the Company measures and manages these exposures using methods based on the fair value of assets and the price appreciation component of related liabilities. The Company uses derivatives, including futures, options and total return swaps to modify its net exposure to fluctuations in the S&P 500 Index.

Based upon the information and assumptions the Company uses in its stress-test scenarios at December 31, 1999 and 1998, management estimates that if the S&P 500 Index increases by 10%, the net fair value of its assets and liabilities described above would increase (decrease) by approximately $1.5 million and $(2.0) million, respectively. If the S&P 500 Index decreases by 10%, management estimates that the net fair value of its assets and liabilities will increase (decrease) by approximately $(0.2) million and $2.0 million, respectively. If option implied volatilities increase by 100 basis points, management estimates that the net fair value of its assets and liabilities will decrease by approximately $5.2 million and $6.0 million, respectively.

The simulations do not consider the effects of other changes in market conditions that could accompany changes in the equity option and futures markets including the effects of changes in implied dividend yields, interest rates, and equity-indexed annuity policy surrenders.

Derivatives

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate and total return swap agreements and interest rate cap agreements to match assets more closely to liabilities. Interest rate swap agreements are agreements to exchange with counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. A total return swap agreement is an agreement to exchange payments based upon an underlying notional balance and changes in variable rate and total return indices. The Company utilizes total return swap agreements to hedge its obligations related to certain separate account liabilities. The Company had 67 and 42 outstanding swap agreements with an aggregate notional principal amount of $3.4 billion and $2.4 billion as of December 31, 1999 and 1998, respectively.

Cap agreements are agreements with a counterparty that require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had interest rate cap agreements with an aggregate notional amount of $50.0 million and $250.0 million at December 31, 1999 and 1998, respectively.

With respect to the Company's equity-indexed annuities and certain separate account liabilities, the Company buys call options, futures and certain total return swap agreements on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $701.1 million and $535.6 million at December 31, 1999 and 1998, respectively. The Company had futures with a carrying value of $(0.6) million at December 31, 1998. The Company had total return swap agreements with a carrying value of $37.8 million as of December 31, 1999.

There are risks associated with some of the techniques the Company uses to match its assets and liabilities. The primary risk associated with swap, cap and call option agreements is counterparty nonperformance. The Company believes that the counterparties to its swap, cap and call option agreements are financially responsible and that the counterparty risk associated with these transactions is minimal. Future contracts trade on organized exchanges and, therefore, have minimal credit risk. In addition, swap and cap agreements have interest rate risk and call options, futures and certain total return swap agreements have stock market risk. These swap and cap agreements hedge fixed-rate assets and the Company expects that any interest rate movements that adversely affect the market value of swap agreements would be offset by changes in the market values of such fixed-rate assets. However, there can be no assurance that these hedges will be effective in offsetting the potential adverse effects of changes in interest rates. Similarly, the call options, futures and certain total return swap agreements hedge the Company's obligations to provide returns on equity-indexed annuities and certain separate account liabilities based upon the S&P 500 Index, and the Company believes that any stock market movements that adversely affect the market value of S&P 500 Index call options, futures and certain total return swap agreements would be substantially offset by a reduction in policyholder and certain separate account liabilities. However, there can be no assurance that these hedges will be effective in offsetting the potentially adverse effects of changes in S&P 500 Index levels. The Company's profitability could be adversely affected if the value of its swap and cap agreements increase less than (or decrease more than) the change in the market value of its fixed rate assets and/or if the value of its S&P Index 500 call options, futures and certain total return swap agreements increase less than (or decrease more than) the value of the guarantees made to equity-indexed and certain separate account policyholders.

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 standardizes the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. In June 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued. SFAS 137 defers the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. Upon adoption, the Company will be required to record a cumulative effect adjustment to reflect this accounting change. The Company has not completed its analysis and evaluation of the requirements and the impact of this statement.

Liquidity and Capital Resources

The Company's liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses, policy acquisition costs, and investment purchases. The Company generates cash from annuity premiums, deposits, net investment income, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At December 31, 1999, $10.3 billion, or 75.6%, of the Company's general account investments are considered readily marketable.

To the extent that unanticipated surrenders cause the Company to sell for liquidity purposes a material amount of securities prior to their maturity, such surrenders could have a material adverse effect on the Company. Although no assurance can be given, the Company believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments, thereby precluding the sale of fixed maturity investments in a potentially unfavorable market. In addition, the Company's fixed-rate products incorporate surrender charges to encourage persistency and make the cost of its policyholder balances more predictable. Approximately 76% of the Company's fixed annuity policyholder balances were subject to surrender charges or restrictions at December 31, 1999.

Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to Liberty Financial, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. The Company paid $30.0 million and $20.0 million in dividends to Liberty Financial in 1999 and 1998, respectively. The Company had not previously paid any dividends since its acquisition in 1988. At December 31, 1999, the amount of additional dividends that the Company could pay without such approval was $57.8 million.

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

Year 2000

The Year 2000 issue related to computer programs that used two digits to identify a year in the date field and therefore may not have been able to correctly process dates after December 31, 1999. As the Company relies significantly on computer systems and applications in its operations, it completed a remediation plan that included repairing or replacing programs that were identified as not being Year 2000 compliant. As a result, the Company did not experience any significant Year 2000 problems with respect to computer systems, application programs, and non-information technology systems. In addition, the Company did not experience any significant disruptions related to interactions with third parties. The Company is continuing to closely monitor critical systems and applications to ensure that no unexpected Year 2000 issues develop. However, there can be no assurance that there will be no such issues.

During 1999, the external cost of the Year 2000 project was approximately $1.1 million, which was primarily related to consultants and replacement hardware and software. Such external costs for 1998 were approximately $0.8 million. The Company has not segregated payroll or other internal costs specifically devoted to its efforts to address Year 2000 issues. The costs of the year 2000 project have been funded through operating cash flows and have been expensed as incurred. In the opinion of management, any additional costs of addressing the Year 2000 issue are not expected to have a material adverse effect on the Company's financial condition or its results of operations.

Forward-Looking Statements

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Investors are cautioned that all statements, trend analyses and other information contained in this report or in any of the Company's filings under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the "Exchange Act"), relative to the markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend" and other similar expressions, constitute forward-looking statements under the Reform Act. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, many of which are beyond the Company's control, that may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and market factors, such as prevailing interest rate levels, stock market performance and fluctuations in the market for retirement-oriented savings products, which may adversely affect the ability of the Company to sell its products and services and the market value of the Company's investments and assets under management and, therefore, the portion of its revenues that are based on a percentage of assets under management; (2) the Company's ability to manage effectively its investment spread (i.e. the amount by which investment income exceeds interest credited to annuity and life insurance policyholders) as a result of changes in interest rates and crediting rates to policyholders, market conditions and other factors (the Company's results of operations and financial condition are significantly dependent on the Company's ability to manage effectively its investment spread); (3) levels of surrenders and withdrawals of the Company's retirement-oriented insurance products; (4) the ability of the Company to manage effectively certain risks with respect to its investment portfolio, including risks relating to holding below investment grade securities and the ability to dispose of illiquid and/or restricted securities at desired times and prices, and the ability to manage and hedge against interest rate changes through asset/liability management techniques; (5) competition in the sale of the Company's products and services, including the Company's ability to establish and maintain relationships with distributors of its products; (6) changes in financial ratings of the Company or those of its competitors; (7) the Company's ability to attract and retain key employees, including senior officers, investment managers and sales executives; (8) the impact of and compliance by the Company with existing and future regulation, including restrictions on the ability to pay dividends and any obligations of the Company under any guaranty fund assessment laws; (9) changes in applicable tax laws which may affect the relative tax advantages and attractiveness of some of the Company's products; (10) the result of any litigation or legal proceedings involving the Company; (11) changes in generally accepted accounting principles and the impact of accounting principles and pronouncements on the Company's financial condition and results of operations; (12) the other risk factors or uncertainties contained from time to time in any document incorporated by reference in this report or otherwise filed by the Company under the Exchange Act. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements and no assurances can be given that the estimates and expectations reflected in such statements will be achieved.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are contained in the Market Risk section of the Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 17 through 19 herein.

Item 8. Consolidated Financial Statements and Supplementary Data

The Company's consolidated financial statements begin on page F-1. Reference is made to the Index to Financial Statements on page 29 herein.

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

Item 11. Executive Compensation

The tables that appear below, along with the accompanying text and footnotes, provide information on compensation and benefits for the named executive officers, in accordance with applicable SEC requirements. All the data regarding values for stock options pertain to options to purchase shares of Keyport's parent corporation, Liberty Financial Companies, Inc. ("Liberty Financial"). Such data are hypothetical in terms of the amounts that an individual may or may not receive, because such amounts are contingent on continued employment with Keyport and the price of Liberty Financial's Common Stock ("Common Stock"). All year-end values shown in these tables for outstanding stock options reflect a price of $22.9375 per share, which was the closing price of the Common Stock on the New York Stock Exchange on December 31, 1999 (the last trading day of 1999). None of the named executive officers received any perquisites during 1999 exceeding the lesser of $50,000 or 10% of such officer's total salary and bonus for such year.

Summary Compensation Table. The following table sets forth compensation information for the past three fiscal years for each of Keyport's chief executive officer and the other four most highly compensated executive officers:

Summary Compensation Table
				Long-Term
		Annual Compensation		Compensation
				Restricted	Securities	All Other
Name and Principal		Base Salary	Bonus	Stock	Underlying	Compensation
Position During 1998	Year	($)	($)[1]	Awards[2]($)	Options (#)	($)[3]
Philip K. Polkinghorn (4)	1999	279,960	350,000	377,188	50,000	553,429
President

Paul H. LeFevre, Jr.,	1999	341,000	363,000	112,988	18,000	24,434
Chief Operating	1998	328,000	338,300	210,813	9,000	41,422
Officer	1997	315,000	205,000	85,500	9,000	35,833

Francis E. Reinhart,	1999	268,000	123,500	--	11,000	12,773
Senior Vice President	1998	258,000	112,000	--	6,500	25,490
and Chief Information	1997	245,000	115,000	--	11,250	25,325
Officer

Stewart R. Morrison,	1999	255,000	200,000	90,881	9,000	15,432
Senior Vice President &	1998	240,000	145,000	63,219	5,000	25,808
Chief Investment Officer	1997	230,000	130,000	42,750	6,000	20,076

Bernhard M. Koch (5)	1999	265,000	139,100	44,213	7,000	8,340
Senior Vice President &	1998	258,000	123,000	55,781	5,000	64,027
Chief Financial Officer	1997	104,166	75,000	--	9,750	87,881

____________________________________________

1 The bonus payments are reported with respect to the year in which the bonus was earned.

2 Calculated by multiplying the closing price of Liberty Financial's Common Stock on the New York Stock Exchange on the date of grant ($23.1875 on May 5, 1999 and $24.5625 on May 11, 1999; $37.1875 on May 11, 1998 and $24.3125 on October 23, 1998; $28.50 on May 13, 1997) by the number of shares awarded. The number of shares and value of restricted stock held by the named executive officers as of December 31, 1999 (based on the New York Stock Exchange closing price of $22.9375 for Liberty Financial's Common Stock at fiscal year end) is as follows: Mr. Polkinghorn: 16,000 shares, $367,000; Mr. LeFevre: 15,000 shares, $344,063; Mr. Morrison: 6,900 shares, $158,269; and Mr. Koch: 3,300 shares, $75,694. The restricted stock granted in 1997 (Mr. LeFevre 3,000 shares and Mr. Morrison 1,500 shares) will vest on May 14, 2003 or any time after May 13, 1999 if for a 10 consecutive trading day period the closing price of Liberty Financial's Common Stock exceeds $41.73. The restricted stock granted in May 1998 (Mr. LeFevre 2,400 shares; Mr. Morrison 1,700 shares and Mr. Koch 1,500 shares) will vest on May 12, 2004 or any time after May 11, 2000 if for a 10 consecutive trading day period the closing price of Liberty Financial common stock exceeds $54.45. The restricted stock granted in October 1998 (Mr. LeFevre 5,000 shares) will vest on October 23, 2004 or any time after October 22, 2000 if for a 10 consecutive trading day period the closing price of Liberty Financial common stock exceeds $35.60. The stock granted to Mr. Polkinghorn on May 5, 1999 (11,500 shares) will vest on May 5, 2005 or any time after May 4, 2001 if for a 10 consecutive trading day period the closng price of Liberty Financial Common Stock exceeds $33.95. The restricted stock granted on May 11, 1999 (Mr. LeFevre 4,600 shares, Mr. Morrison 3,700 shares, and Mr. Koch 1,800 shares) will vest on May 11, 2005 or any time after May 10, 2001 if for a 10 consecutive day trading period the closing price of Liberty Financial Company Common Stock exceeds $35.96. Holders of restricted stock are entitled to vote their restricted shares and retain all dividends which may be paid with respect to such shares. In general, in the event of termination of employment, restricted shares are forfeited by the holders and revert to Liberty Financial. The closing price of the Liberty Financial's Common Stock on the New York Stock Exchange on March 17, 2000 was $21.1875.

3 Consists of (a) contributions under defined contribution plans for the benefit of the named executive officers, individually as follows: Mr. Polkinghorn, $12,458 in 1999; Mr. LeFevre, $24,434 in 1999, $41,422 in 1998 and $35,833 in 1997; Mr. Reinhart, $12,773 in 1999, $25,490 in 1998 and $25,325 in 1997; Mr. Morrison, $15,432 in 1999, $25,808 in 1998 and $20,076 in 1997; and Mr. Koch, $8,640 in 1999, and $7,650 in 1998; (b) for Mr. Polkinghorn, a signing bonus of $500,000 and a relocation reimbursement of $40,971 ; and (c) in the case of Mr. Koch, $56,377 in 1998 and $87,881 in 1997 of moving expense reimbursement.

4 Mr. Polkinghorn became President on May 5, 1999.

5 Mr. Koch became Chief Financial Officer on July 14,1997.

Option Grant Table. The following table sets forth certain information regarding options to purchase Common Stock granted during 1999 by Liberty Financial to the executive officers named in the above summary compensation table.

Option Grants in Last Fiscal Year
					Potential Realizable
	Number of				Value at Assumed
	Securities	Percent of Total			Annual Rates of Stock
	Underlying	Options Granted	Exercise		Price Appreciation of
	Options	to Employees in	Price Per	Expiration	Option Term ($)[1]
Name	Granted (#)	1999	Share ($)	on Date[1]	5% 10%
Philip K. Polkinghorn	29,500	3.74%	24.5625	5/10/09	455,692	1,154,816
	20,500	2.60%	23.1875	5/04/09	298,941	757,575

Paul H. LeFevre, Jr.	18,000	2.28%	24.5625	5/10/09	278,050	704,633

Francis E. Reinhart	11,000	1.40%	24.5625	5/10/09	169,919	430,609

Stewart R. Morrison	9,000	1.14%	24.5625	5/10/09	139,025	352,317

Bernhard M. Koch	7,000.89%		24.5625	5/10/09	108,130	274,024

_____________________

1 Amounts represent hypothetical gains that could be achieved for the respective options if such options are not exercised until the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% in accordance with applicable SEC regulations, compounded annually from the dates the options were granted until their expiration dates and, therefore, are not intended to forecast possible future appreciation in the Common Stock. This table does not take into account changes in the price of the Common Stock after the date of grant.

Option Exercises and Year-End Values Table. The following table sets forth certain information regarding (i) the 1999 exercises of stock options and (ii) the stock options held as of December 31, 1999 by the executive officers named in the above summary compensation table.

Aggregate Option Exercises in Last Fiscal Year and Aggregate Option Values at Fiscal Year-End

	Shares				Value of
	Acquired		Number of Securities		Unexercised
	Upon	Value	Underlying Unexercised		In-the-Money Options at
Name	Exercise (#)	Realized ($)	Options at Year-End (#)		Year-End ($) (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Phillip K. Polkinghorn	----	----	----	50,000	----	----

Paul H. LeFevre, Jr.	11,000	195,663	40,998	32,624	280,673	3,163

Francis E. Reinhart	4,625	54,391	27,815	24,311	223,875	2,636

Stewart R. Morrison	----	----	11,375	17,813	21,170	1,934

Bernhard M. Koch	----	----	6,125	15,625	----	----

(1) The value of unexercised in-the-money options is calculated by multiplying the number of underlying shares by the difference between the closing price of the Liberty Financial Common Stock on the New York Stock Exchange at the end of 1999 ($22.9375) and the option exercise price of those shares. These values have not been realized. The closing price of the Liberty Financial Common Stock on the New York Stock Exchange on March 17, 2000 was $21.1875.

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

Estimated Annual Retirement Benefits at Age 65

under the Pension Plans

Years of Credited Service
Compensation	15	20	25	30	35
$ 200,000	$ 51,570	$ 68,760	$ 85,950	$ 92,617	$ 99,283
400,000	105,570	140,760	175,950	189,283	202,617
600,000	159,570	212,760	265,950	285,950	306,950
800,000	213,570	284,760	355,950	382,617	409,283
1,000,000	267,570	356,760	445,950	479,283	512,617
1,200,000	321,570	428,760	535,950	575,950	615,950

Benefits under the Pension Plans are based on an employee's average pay for the five highest consecutive years during the last ten years of employment, the employee's estimated social security retirement benefit and years of credited service with Keyport. The current average compensation covered by the Pension Plans for each participating executive officer in the above summary compensation table is as follows: Mr. LeFevre, $557,380; Mr. Reinhart, $364,500; Mr. Morrison, $359,340; and Mr. Koch, $378,567. For purposes of determining benefits payable upon retirement under the Pension Plans, compensation includes base salary and annual bonus. Benefits are payable in the form of a single-life annuity providing for monthly payments. Actuarially equivalent methods of payment may be elected by the recipient. As of December 31, 1999, the executive officers named in the above summary compensation table had the following full credited years of service under the Pension Plans: Mr. LeFevre, 20 years; Mr. Reinhart, 15 years; Mr. Morrison, 9 years; and Mr. Koch, 2 years. Mr. Polkinghorn is not yet vested under the Pension Plan.

Change of Control Provisions of 1990 Stock Option Plan. Liberty Financial's 1990 Stock Option Plan, as amended (the "1990 Plan"), provided for the grant of options to officers and other key employees of Liberty Financial for the purchase of shares of common stock. As of March 13, 2000, options issued and outstanding under the 1990 Plan included 12,872 shares held by Mr. LeFevre (all of which were vested) and 12,750 shares held by Mr. Reinhart (all of which were vested). No additional options will be granted under the 1990 Plan. Upon a change of control of Liberty Financial (defined as the transfer of 50% or more of the equity ownership of Liberty Financial other than solely pursuant to a public offering in which securities are issued for cash), Liberty Financial's Compensation and Stock Option Plan committee may, in its discretion, elect to cancel all outstanding options by paying the holders thereof an amount equal to the difference between the fair market value of the Common Stock and the exercise price of such options.

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

(c) Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1999.

Report of Independent Auditors

The Board of Directors
Keyport Life Insurance Company

We have audited the consolidated balance sheet of Keyport Life Insurance Company as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keyport Life Insurance Company at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Boston, Massachusetts
January 27, 2000

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEET
(in thousands)

	December 31,
ASSETS	1999	1998

Cash and investments:
Fixed maturities available for sale (amortized cost: 1999 - $10,846,403;
1998 - $11,174,697)	$10,516,094	$11,277,204
Equity securities (cost: 1999 - $30,964; 1998 - $21,836)	37,933	24,649
Mortgage loans	12,125	55,117
Policy loans	599,478	578,770
Other invested assets	882,318	662,513
Cash and cash equivalents	1,075,903	719,625
Total cash and investments	13,123,851	13,317,878

Accrued investment income	161,976	160,950
Deferred policy acquisition costs	739,194	407,593
Income taxes recoverable	34,771	31,909
Intangible assets	16,826	18,082
Receivable for investments sold	2,683	37,936
Other assets	53,536	35,345
Separate account assets	3,363,140	1,765,538

Total assets	$17,495,977	$15,775,231

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Policy liabilities	$12,109,628	$12,504,081
Deferred income taxes	267,966	143,596
Payable for investments purchased and loaned	754,878	240,440
Other liabilities	49,149	28,312
Separate account liabilities	3,300,968	1,723,205
Total liabilities	16,482,589	14,639,634

Stockholder's equity:
Common stock, $1.25 par value; authorized 8,000 shares;
issued and outstanding 2,412 shares	3,015	3,015
Additional paid-in capital	505,933	505,933
Retained earnings	665,055	600,396
Accumulated other comprehensive (loss) income	(160,615)	26,253
Total stockholder's equity	1,013,388	1,135,597

Total liabilities and stockholder's equity	$17,495,977	$15,775,231

See accompanying notes.
F-22

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED INCOME STATEMENT
(in thousands)
	Year ended December 31,
	1999	1998	1997

Revenues:
Net investment income	$ 805,216	$ 815,226	$ 847,048
Interest credited to policyholders	526,574	562,238	594,084
Investment spread	278,642	252,988	252,964
Net realized investment (losses) gains	(41,510)	785	24,723
Fee income:
Surrender charges	17,730	17,487	15,968
Separate account income	33,485	20,589	17,124
Management fees	8,931	4,760	3,261
Total fee income	60,146	42,836	36,353

Expenses:
Policy benefits	3,603	2,880	3,924
Operating expenses	54,424	53,544	49,941
Amortization of deferred policy acquisition costs	97,359	77,410	86,396
Amortization of intangible assets	1,256	1,256	1,128
Total expenses	156,642	135,090	141,389

Income before income taxes	140,636	161,519	172,651
Income tax expense	45,977	52,919	59,090

Net income	$ 94,659	$ 108,600	$ 113,561

See accompanying notes.
F-4

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
(in thousands)

				Accumulated Other
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 1996	$3,015	$505,933	$398,235	$ 73,599	$ 980,782

Comprehensive income
Net income	-	-	113,561	-	113,561
Other comprehensive income, net of tax
Net unrealized investment gains	-	-	-	8,678	8,678
Comprehensive income					122,239

Balance, December 31, 1997	3,015	505,933	511,796	82,277	1,103,021

Comprehensive income
Net income	-	-	108,600	-	108,600
Other comprehensive income, net of tax
Net unrealized investment losses	-	-	-	(56,024)	(56,024)
Comprehensive income					52,576

Dividends paid to Parent	-	-	(20,000)	-	(20,000)

Balance, December 31, 1998	3,015	505,933	600,396	26,253	1,135,597

Comprehensive income (loss)
Net income	-	-	94,659	-	94,659
Other comprehensive loss,
net of tax
Net unrealized investment losses	-	-	-	(186,868)	(186,868)
Comprehensive loss					(92,209)

Dividends paid to Parent	-	-	(30,000)	-	(30,000)

Balance, December 31, 1999	$3,015	$505,933	$665,055	$(160,615)	$1,013,388

See accompanying notes.
F-5

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	1999	1998	1997

Cash flows from operating activities:
Net income	$ 94,659	$ 108,600	$ 113,561
Adjustments to reconcile net income to net cash
provided by operating activities:
Interest credited to policyholders	526,574	562,238	594,084
Net realized investment losses (gains)	41,510	(785)	(24,723)
Net amortization on investments	79,508	75,418	29,862
Change in deferred policy acquisition costs	(17,446)	(24,193)	1,366
Change in current and deferred income taxes	53,060	1,112	71,919
Net change in other assets and liabilities	2,876	(53,786)	7,959
Net cash provided by operating activities	780,741	668,604	794,028

Cash flows from investing activities:
Investments purchased - available for sale	(4,835,872)	(6,789,048)	(4,548,374)
Investments sold - available for sale	4,322,679	5,405,955	2,563,465
Investments matured - available for sale	823,252	1,273,478	1,531,693
Increase in policy loans	(20,708)	(24,089)	(21,888)
Decrease in mortgage loans	42,992	5,545	6,343
Other invested assets (purchased) sold, net	(17,344)	16,442	(55,134)
Value of business acquired, net of cash	-	(3,999)	-
Net cash provided by (used in)
investing activities	314,999	(115,716)	(523,895)

Cash flows from financing activities:
Withdrawals from policyholder accounts	(2,108,889)	(1,690,035)	(1,320,837)
Deposits to policyholder accounts	894,414	1,224,991	950,472
Dividends paid to Parent	(30,000)	(20,000)	-
Net change in securities lending	505,013	(510,566)	495,194
Net cash (used in) provided by
financing activities	(739,462)	(995,610)	124,829

Change in cash and cash equivalents	356,278	(442,722)	394,962
Cash and cash equivalents at beginning of year	719,625	1,162,347	767,385

Cash and cash equivalents at end of year	$ 1,075,903	$ 719,625	$ 1,162,347

See accompanying notes.
F-6

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) which vary in certain respects from reporting practices prescribed or permitted by state insurance regulatory authorities. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the current year's presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investments

Investments in debt and equity securities classified as available for sale are carried at fair value, and after-tax unrealized gains and losses (net of adjustments to deferred policy acquisition costs) are reported as a separate component of accumulated other comprehensive income. The cost basis of securities is adjusted for declines in value that are determined to be other than temporary. Realized investment gains and losses are calculated on a first-in, first-out basis, net of adjustments for amortization of deferred policy acquisition costs.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

1. Accounting Policies (continued)

For the mortgage backed bond portion of the fixed maturity investment portfolio, the Company recognizes income using a constant effective yield based on anticipated prepayments over the estimated economic life of the security. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments and any resulting adjustment is included in net investment income.

Mortgage loans are carried at amortized cost. Policy loans are carried at the unpaid principal balances plus accrued interest. Partnerships, which are included in other invested assets, are accounted for under the equity method of accounting. Partnership investments totaled $180.7 million and $126.8 million at December 31, 1999 and 1998, respectively.

Derivatives

The Company uses interest rate swap and cap agreements to manage its interest rate risk and call options and futures on the Standard & Poor's 500 Composite Stock Price Index ("S&P 500 Index") to hedge its obligations to provide returns based upon this index.

The Company utilizes interest rate swap agreements ("swap agreements") and interest rate cap agreements ("cap agreements") to match assets more closely to liabilities. Swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest rates earned on longer-term fixed rate assets with interest rates credited to policyholders. The Company also utilizes total return swaps to hedge the value of certain separate account liabilities. A total return swap is an agreement to exchange payments based upon an underlying notional balance and changes in variable rate and total return indices.

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

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

1. Accounting Policies (continued)

The net differential to be paid or received on interest rate swap agreements is recognized as a component of net investment income. The net differential to be paid or received on total return swaps is recognized as a component of separate account income. Premiums paid for interest rate cap agreements are deferred and amortized into net investment income on a straight-line basis over the terms of the agreements. The unamortized premium is included in other invested assets. Amounts earned on interest rate cap agreements are recorded as an adjustment to net investment income. Interest rate swap and cap agreements hedging investments designated as available for sale are adjusted to fair value with the resulting unrealized gains and losses, net of tax, included in accumulated other comprehensive income. Total return swap agreements hedging certain separate account liabilities are adjusted to fair value with the resulting unrealized gain/loss, net of tax, included in accumulated other comprehensive income.

Premiums paid on call options are amortized into net investment income over the terms of the contracts. The call options are included in other invested assets and are carried at amortized cost plus intrinsic value, if any, of the call options as of the valuation date. Changes in intrinsic value of the call options are recorded as an adjustment to interest credited to policyholders. Futures contracts are carried at fair value and require daily cash settlement. Changes in the fair value of futures that qualify as hedges are deferred and recognized as an adjustment to the hedged asset or liability. Call options and futures that do not qualify as hedges are carried at fair value; changes in value are immediately recognized in income.

Fee Income

Fees from investment advisory services are recognized as revenues when services are provided. Revenues from fixed and variable annuities and single premium whole life policies include mortality charges, surrender charges, policy fees, and contract fees and are recognized when earned.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs relate to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such acquisition costs include commissions, costs of policy issuance and underwriting and selling expenses. These costs are deferred and amortized in relation to the present value of estimated gross profits from mortality, investment spread, and expense margins not exceeding 10 years for annuities and 25 years for life insurance.

Deferred policy acquisition costs are adjusted for amounts relating to unrealized gains and losses on available for sale fixed maturity securities. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income. Deferred policy acquisition costs were increased by $235.7 million and decreased by $66.3 million at December 31, 1999 and 1998, respectively, relating to this adjustment.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

  Accounting Policies (continued)

Intangible Assets

Intangible assets consist of goodwill arising from business combinations accounted for as a purchase. Amortization is provided on a straight-line basis ranging from ten to twenty-five years.

Separate Account Assets and Liabilities

The assets and liabilities resulting from variable annuities, variable life policies and certain separate institutional accounts are segregated in separate accounts. Separate account assets consist principally of investments in mutual funds and fixed maturities and are carried at fair value. Investment income and changes in mutual fund asset values are allocated to the policyholders, and therefore, do not affect the operating results of the Company. The Company earns separate account fees for providing administrative services and bearing the mortality risk related to these contracts. The difference between investment income and interest credited on the institutional accounts is reported as separate account fee income.

As of December 31, 1999 and 1998, the Company also classified $62.2 million and $42.3 million, respectively, of investments in certain mutual funds sponsored by affiliates of the Company as separate account assets.

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

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

1. Accounting Policies (continued)

Income Taxes

Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

Effective July 18, 1997, due to changes in ownership of Liberty Financial, the Company is no longer included in the consolidated federal income tax return of Liberty Mutual. The Company will be eligible to file a consolidated federal income tax return with Liberty Financial in 2002. In 1998, the Company filed a consolidated federal income tax return with its life insurance subsidiaries, Independence Life and Keyport Benefit. In 1999, Liberty Advisory Services Corp. ("LASC") and Keyport Financial Services Corp. ("KFSC") will file consolidated federal and state income tax returns.

The Company and its life insurance subsidiaries have a tax sharing agreement that allocates income taxes to the Company and its subsidiaries as if each entity were to file separate income tax returns. Tax benefits resulting from losses are paid to the extent such losses are utilized in the consolidated income tax return. LASC and KFSC also have a tax sharing agreement with the same terms as those outlined above. Prior to the establishment of these agreements, income taxes were calculated as if the companies filed their own income tax returns.

Cash Equivalents

Short-term investments having a maturity of three months or less when purchased are classified as cash equivalents.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

1. Accounting Policies (continued)

Recent Accounting Changes

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

Recent Accounting Pronouncement

In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS133") was issued. SFAS 133 standardizes the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. In June 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued ("SFAS 137"). SFAS 137 defers the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. Early adoption is permitted. Upon adoption, the Company will be required to record a cumulative effect adjustment to reflect this accounting change. The Company has not completed its analysis and evaluation of the requirements and the impact of this statement.

2. Acquisition

On January 2, 1998, the Company acquired the common stock of American Benefit Life Insurance Company, renamed Keyport Benefit Life Insurance Company on March 31, 1998, a New York insurance company, for $7.4 million. The acquisition was accounted for as a purchase and, accordingly, operating results are included in the consolidated financial statements from the date of acquisition. In connection with the acquisition, the Company acquired assets with a fair value of $9.4 million and assumed liabilities of $3.2 million. Subsequent to the acquisition, the Company made additional capital contributions to Keyport Benefit amounting to $22.5 million.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

3. Investments

Fixed Maturities

As of December 31, 1999 and 1998, the Company did not hold any investments in fixed maturities that were classified as held to maturity or trading securities. The amortized cost, gross unrealized gains and losses, and fair value of fixed maturity securities are as follows (in thousands):
		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 1999	Cost	Gains	Losses	Fair Value

U.S. Treasury securities	$ 70,048	$ 4,174	$ (5,010)	$ 69,212
Mortgage backed securities of U.S. government corporations and
agencies	1,166,537	15,602	(29,561)	1,152,578
Debt securities issued by foreign
governments	169,396	17,775	(8,966)	178,205
Corporate securities	5,274,388	96,948	(283,305)	5,088,031
Other mortgage backed securities	2,325,678	21,741	(94,757)	2,252,662
Asset backed securities	1,794,814	5,905	(67,948)	1,732,771
Senior secured loans	45,542	10	(2,917)	42,635
Total fixed maturities	$10,846,403	$162,155	$(492,464)	$10,516,094

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 1998	Cost	Gains	Losses	Fair Value

U.S. Treasury securities	$ 90,818	$ 3,039	$ (192)	$ 93,665
Mortgage backed securities of U.S. government corporations and
agencies	940,075	28,404	(2,894)	965,585
Debt securities issued by foreign
governments	251,088	9,422	(16,224)	244,286
Corporate securities	5,396,278	185,132	(156,327)	5,425,083
Other mortgage backed securities	2,286,585	65,158	(19,546)	2,332,197
Asset backed securities	1,941,966	25,955	(16,521)	1,951,400
Senior secured loans	267,887	1,079	(3,978)	264,988
Total fixed maturities	$11,174,697	$318,189	$(215,682)	$11,277,204

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

3. Investments (continued)

At December 31, 1999 and 1998, gross unrealized gains on equity securities, interest rate cap agreements and investments in separate accounts aggregated $17.5 million and $7.8 million, and gross unrealized losses aggregated $0.9 million and $3.6 million, respectively.

The change in net unrealized investment (losses) gains on securities included in other comprehensive income in 1999, 1998 and 1997 include: gross unrealized (losses) gains on securities of $(473.9) million, $(182.2) million and $73.7 million, respectively; reclassification adjustments for realized investment losses (gains) in net income of $53.5 million, $3.5 million and $(31.2) million, respectively; and adjustments to deferred policy acquisition costs of $302.0 million, $92.5 million and $(29.1) million, respectively. The above amounts are shown before income tax (benefit) expense of $68.5 million, $(30.2) million and $4.7 million, respectively. The 1999 income tax expense includes a valuation allowance of $109.9 million related to unrealized capital losses on available for sale securities.

Deferred tax assets (liabilities) for the Company's net unrealized investment gains and losses, net of adjustment to deferred policy acquisition costs, were $(82.6) million and $(14.1) million at December 31, 1999 and 1998, respectively.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholder's equity at December 31, 1999. At December 31, 1999, the Company did not have a material concentration of financial instruments in a single investee, industry or geographic location.

At December 31, 1999, $1.2 billion of fixed maturities were below investment grade.

Contractual Maturities

The amortized cost and fair value of fixed maturities by contractual maturity as of December 31, 1999 are as follows (in thousands):
	Amortized	Fair
December 31, 1999	Cost	Value

Due in one year or less	$ 164,908	$ 162,581
Due after one year through five years	1,836,672	1,823,251
Due after five years through ten years	2,164,249	2,094,573
Due after ten years	1,393,545	1,297,678
	5,559,374	5,378,083
Mortgage and asset backed securities	5,287,029	5,138,011
	$ 10,846,403	$ 10,516,094

Actual maturities may differ because borrowers may have the right to call or prepay obligations.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

3. Investments (continued)

Net Investment Income

Net investment income is summarized as follows (in thousands):
Year Ended December 31,	1999	1998	1997

Fixed maturities	$814,701	$810,521	$811,688
Mortgage loans and other invested assets	28,364	18,238	27,833
Policy loans	36,306	33,251	32,224
Equity securities	1,513	4,369	5,443
Cash and cash equivalents	20,822	38,269	34,449
Gross investment income	901,706	904,648	911,637
Investment expenses	(19,300)	(17,342)	(15,311)
Amortization of options and interest rate caps	(77,190)	(72,080)	(49,278)
Net investment income	$805,216	$815,226	$847,048

As of December 31, 1999 and 1998, the carrying value of non-income producing fixed maturity investments was $22.6 million and $30.0 million, respectively.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) are summarized as follows (in thousands):
Year Ended December 31,	1999	1998	1997

Fixed maturities available for sale:
Gross gains	$ 48,066	$ 72,119	$ 42,464
Gross losses	(79,825)	(59,730)	(19,146)
Other than temporary declines in value	(18,276)	(28,322)	-

Equity securities	-	14,754	(51)
Investments in separate accounts	-	93	7,912
Other invested assets	(3,457)	(2,397)	-
Gross realized investment (losses) gains	(53,492)	(3,483)	31,179

Amortization adjustments of deferred policy acquisition costs	11,982	4,268	(6,456)

Net realized investment (losses) gains	$ (41,510)	$ 785	$ 24,723

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

4. Derivatives

Outstanding derivatives, shown in notional amounts along with their carrying value and fair value, are as follows (in thousands):

			Assets (Liabilities)
	Notional Amounts		Carrying Value	Fair Value	Carrying Value	Fair Value
December 31	1999	1998	1999	1999	1998	1998

Interest rate swaps	$ 2,917,250	$ 2,369,000	$ 41,405	$ 41,405	$(71,163)	$(71,163)
Total return swaps	500,000	-	37,778	36,326	-	-
Interest rate cap agreements	50,000	250,000	-	-	-	-
S&P 500 Index call options	-	-	701,067	803,144	535,628	607,022
S&P 500 Index futures	-	-	-	-	(604)	(604)

The interest rate and total return swap agreements expire in 2000 through 2029. The interest rate cap agreement expires in 2000. The S&P 500 call options and futures maturities range from 2000 to 2006.

The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest rates earned on longer-term fixed rate assets with interest credited to policyholders. The Company utilizes total return swap agreements to hedge its obligations related to certain separate account liabilities Cap agreements are used to hedge against rising interest rates. With respect to the Company's equity-indexed annuities and certain separate account liabilities, the Company buys call options, futures and certain total return swap agreements on the S&P 500 Index to hedge its obligations to provide returns based upon this index.. At December 31, 1999 and 1998, the Company had approximately $128.7 million and $156.4 million, respectively, of unamortized premium in call option contracts.

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

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

5. Income Taxes

Income tax expense (benefit) is summarized as follows (in thousands):
	Year Ended December 31,
	1999	1998	1997

Current	$(10,310)	$12,150	$(48,477)
Deferred	56,287	40,769	107,567
	$45,977	$52,919	$ 59,090

A reconciliation of income tax expense with the expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows (in thousands):
	Year Ended December 31,
	1999	1998	1997

Expected income tax expense	$49,223	$56,532	$60,427
Increase (decrease) in income taxes resulting from:
Nontaxable investment income	(2,111)	(2,152)	(1,416)
Amortization of goodwill	440	440	396
Other, net	(1,575)	(1,901)	(317)
Income tax expense	$45,977	$52,919	$59,090

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

The components of deferred income taxes are as follows (in thousands):
	December 31,
	1999	1998

Deferred tax assets:
Policy liabilities	$ 85,197	$ 107,433
Guaranty fund expense	2,071	2,115
Net operating loss carryforwards	1,108	1,780
Deferred fees	3,406	4,379
Net unrealized capital losses	109,900	-
Other	183	1,318
	201,865	117,025
Valuation allowance	(109,900)	-
Total deferred tax assets	91,965	117,025

Deferred tax liabilities:
Deferred policy acquisition costs	(231,309)	(115,855)
Excess of book over tax basis of investments	(119,814)	(135,364)
Separate account assets	(5,767)	(478)
Deferred loss on interest rate swaps	(152)	(805)
Other	(2,889)	(8,119)
Total deferred tax liabilities	(359,931)	(260,621)
Net deferred tax liability	$(267,966)	$(143,596)

As of December 31, 1999, the Company had $313.8 million of net unrealized capital losses in its available for sale portfolio. Under federal tax law, utilization of these capital losses, when realized, is limited to use as an offset against future capital gains. A valuation allowance is provided when it is more likely than not that deferred tax assets will not be realized. The Company has established a valuation allowance for the full tax benefit ($109.9 million) in stockholder's equity. As of December 31, 1999, the Company had approximately $3.2 million of purchased net operating loss carryforwards (relating to the acquisition of Independence Life). Utilization of these net operating loss carryforwards, which expire through 2006, is limited to $1.5 million per year. The Company believes that it will realize the benefit of this item and its remaining deferred tax assets.

Income taxes refunded were $7.5 million in 1999 and $8.0 million in 1997, while income taxes paid were $21.5 million in 1998.

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

The following table sets forth the Plans' funded status (in thousands).
	December 31,
	1999	1998
Change in benefit obligation
Benefit obligation at beginning of year	$15,282	$12,594
Service cost	1,017	921
Interest cost	1,065	960
Actuarial (gain) loss	(3,167)	1,101
Benefits paid	(367)	(294)
Benefit obligation at end of year	$13,830	$15,282

Change in plan assets
Fair value of plan assets at beginning of year	$ 8,390	$ 7,801
Actual return on plan assets	1,377	593
Employer contribution	361	290
Benefits paid	(367)	(294)
Fair value of plan assets as end of year	$ 9,761	$ 8,390

Projected benefit obligation in excess of the Plans' assets	$ 4,069	$ 6,892
Unrecognized net actuarial gain (loss)	1,126	(2,814)
Prior service cost not yet recognized in net periodic pension cost	(115)	(138)
Accrued pension cost	$ 5,080	$ 3,940

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

6. Retirement Plans (continued)
	Year Ended December 31,
	1999	1998	1997
Pension cost consists of:
Service cost benefits earned during the period	$1,017	$ 921	$ 804
Interest cost on projected benefit obligation	1,065	960	829
Expected return on Plan assets	(724)	(610)	(525)
Net amortization and deferred amounts	143	53	23
Total net periodic pension cost	$1,501	$1,324	$1,131

The assumptions used to develop the accrued pension obligation and pension cost are as follows:

Discount rate	7.75%	6.75%	7.25%
Rate of increase in compensation level	4.50%	4.75%	5.00%
Expected long-term rate of return on assets	9.00%	9.00%	8.50%

The Company provides various other funded and unfunded defined contribution plans, which include savings and investment plans and supplemental savings plans. Expenses related to these defined contribution plans totaled $.9 million in 1999 and 1998, and $.7 million in 1997.

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

Other invested assets: With the exception of call options, the carrying value for assets classified as other invested assets in the accompanying consolidated balance sheet approximates their fair value. Fair values for call options are based on market prices quoted by the counterparty to the respective call option contract.

Cash and cash equivalents: The carrying value of cash and cash equivalents approximates fair value.

Policy liabilities: Deferred annuity contracts are assigned fair value equal to current net surrender value. Annuitized contracts are valued based on the present value of the future cash flows at current pricing rates.

The fair values and carrying values of the Company's financial instruments are as follows (in thousands):
	December 31,		December 31,
	1999		1998
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturity securities	$10,516,094	$10,516,094	$11,277,204	$11,277,204
Equity securities	37,933	37,933	24,649	24,649
Mortgage loans	12,125	13,492	55,117	56,640
Policy loans	599,478	599,478	578,770	578,770
Other invested assets	882,318	984,395	662,513	730,394
Cash and cash equivalents	1,075,903	1,075,903	719,625	719,625
Separate Accounts	3,363,140	3,363,140	1,765,538	1,765,538
Liabilities:
Policy liabilities	10,015,123	9,306,813	10,392,218	9,617,056
Separate Accounts	3,300,968	3,300,968	1,723,205	1,723,205

8. Quarterly Financial Data (unaudited)

The following is a tabulation of the unaudited quarterly results of operations (in thousands):

		1999 Quarters
	March 31	June 30	September 30	December 31

Net investment income	$ 204,925	$ 195,730	$ 196,724	$ 207,837
Interest credited to policyholders	134,778	129,409	131,301	131,086
Investment spread	70,147	66,321	65,423	76,751
Net realized investment losses	(3,094)	(11,357)	(12,331)	(14,728)
Fee income	12,084	14,673	15,962	17,427
Pretax income	39,899	31,887	31,449	37,401
Net income	26,005	20,786	22,129	25,739

		1998 Quarters
	March 31	June 30	September 30	December 31

Net investment income	$ 206,075	$ 200,955	$ 201,158	$ 207,038
Interest credited to policyholders	142,136	140,198	143,271	136,633
Investment spread	63,939	60,757	57,887	70,405
Net realized investment gains (losses)	818	(2,483)	4,112	(1,662)
Fee income	9,877	12,400	10,505	10,054
Pretax income	37,870	36,627	44,344	42,678
Net income	26,049	24,092	29,779	28,680

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

	Year Ended December 31,
	1999	1998	1997

Statutory surplus	$ 877,821	$ 790,935	$ 702,610
Statutory net income	$ 116,289	98,894	107,130

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

10. Transactions with Affiliated Companies

The Company reimbursed Liberty Financial and certain affiliates for expenses incurred on its behalf for the years ended December 31, 1999, 1998 and 1997. These reimbursements included corporate, general, and administrative expenses, corporate overhead, such as executive and legal support, and investment management services. The total amounts reimbursed were $7.7 million, $7.1 million, and $7.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, certain affiliated companies distribute the Company's products and were paid $18.3 million, $10.0 million and $7.2 million by the Company for the years ended December 31, 1999, 1998, and 1997, respectively.

Dividend payments to Liberty Financial from the Company are governed by insurance laws that restrict the maximum amount of dividends that may be paid without prior approval of the State of Rhode Island Insurance Department. As of December 31, 1999, the maximum amount of dividends (based on statutory surplus and statutory net gains from operations) which may be paid by Keyport without such approval was approximately $57.8 million.

11. Commitments and Contingencies

Leases: The Company leases data processing equipment, furniture and certain office facilities from others under operating leases expiring in various years through 2008. Rental expense (in thousands) amounted to $5,850, $4,721 and $3,408 for the years ended December 31, 1999, 1998 and 1997, respectively. The following are the minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year at December 31, 1999 (in thousands):

Year	Payments
2000	$ 5,765
2001	4,997
2002	4,713
2003	4,567
2004	4,347
Thereafter	12,934

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

Regulatory Matters: Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. In 1999, 1998 and 1997, the Company was assessed $0.1 million, $3.2 million and $5.9 million, respectively. During 1999, the Company did not record any provisions for state guaranty fund association expenses and recorded $1.2 million and $1.0 million for the years ended December 31, 1998 and 1997, respectively. At December 31, 1999 and 1998, the reserve for such assessments was $5.9 million and $6.0 million, respectively.

Schedule I

KEYPORT LIFE INSURANCE COMPANY
SUMMARY OF INVESTMENTS
(in thousands)
	December 31, 1999
			Balance
	Amortized		Sheet
Type of investment	Cost	Fair Value	Amount
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 1,236,585	$ 1,221,790	$ 1,221,790
Foreign governments	169,396	178,205	178,205
Corporate and other securities	7,114,744	6,863,437	6,863,437
Mortgage backed securities	2,325,678	2,252,662	2,252,662
Total fixed maturities	10,846,403	10,516,094	10,516,094
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	30,964	37,933	37,933
Mortgage loans on real estate	12,125	13,492	12,125
Policy loans	599,478	599,478	599,478
Other long term investments	882,318	984,395	882,318

Total investments	$12,371,288	$12,151,392	$12,047,948

Schedule III

KEYPORT LIFE INSURANCE COMPANY
SUPPLEMENTARY INSURANCE INFORMATION
(in thousands)

Three Years Ended December 31, 1999
Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
	Deferred policy acquisition costs	Policyholder account balances and future policy benefits	Unearned premiums	Policy contract claims and other policyholders' funds	Insurance revenues	Net investment income	Interest credited to policyholders and policy benefits and claims	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
December 31, 1999
Interest sensitive products	$739,194	$12,040,017	NA	$69,611	$51,215	$805,216	$530,177	$97,359	$55,680	NA

December 31, 1998
Interest sensitive products	$407,593	$12,445,950	NA	$58,131	$38,076	$815,226	$565,118	$77,410	$54,800	NA

December 31, 1997
Interest sensitive products	$285,337	$12,031,829	NA	$54,247	$33,092	$847,048	$598,008	$86,396	$51,069	NA

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston and the Commonwealth of Massachusetts on March 29, 2000.

Keyport Life Insurance Company

By: /s/ Philip K. Polkinghorn

Philip K. Polkinghorn

President

Signature	Title	Date

/s/ Philip K. Polkinghorn	President	March 29, 2000
Philip K. Polkinghorn

/s/ Paul H. LeFevre, Jr.	Chief Operating Officer	March 29, 2000
Paul H. LeFevre, Jr.

/s/ Bernhard M. Koch	Senior Vice President and Chief	March 29, 2000
Bernhard M. Koch	Financial Officer
(Principal Financial Officer)

/s/ Jeffery J. Whitehead	Vice President and Treasurer	March 29, 2000
Jeffery J. Whitehead	(Principal Accounting Officer)

/s/ Frederick Lippitt *	Director and Assistant	March 29, 2000
Frederick Lippitt	Secretary

/s/ Robert C. Nyman *	Director	March 29, 2000
Robert C. Nyman

By: /s/ James J. Klopper James J. Klopper Attorney-in-Fact	3/29/00 Date

* James J. Klopper has signed this document on the indicated date on behalf of each of the above mentioned Directors and Officers of the Registrant pursuant to powers of attorney duly executed by such persons and included as part of Exhibit 16 in Pre-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-84701; 811-7543).

Exhibit Index

Exhibit Number	Description	Page

3 (i)	Articles of Incorporation -- Incorporated by Reference to Registration Statement on Form N-4, filed on February 16, 1996 (File No. 333-01043; 811-07543)
3 (ii)	By-laws -- Incorporated by Reference to Registration Statement on Form N-4, filed on February 16, 1996 (File No. 333-01043; 811-07543)
10.1	Coinsurance Agreement by and between Fidelity and Guaranty Life Insurance Company and Keyport Life Insurance Company incorporated by reference to Form 10-K filed on or about March 31, 1997
21	Subsidiaries of the Company	32
23 (a)	Consent of Independent Auditors	33
24	Powers of Attorney are incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4(File No. 333-84701) filed on or about December 10, 1999
27	Financial Data Schedule	34