Form 10-Q
period 2000-03-31
KEYPORT LIFE INSURANCE CO
filed 2000-05-12
CIK 877494

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          March 31, 2000

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ______________________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          [X] Yes         [   ] No

     There were 2,412,000 shares of the registrant's Common Stock, $1.25 par value, outstanding as of March 31, 2000.

Exhibit Index - Page 13                                                                                 Page 1 of 14

KEYPORT LIFE INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2000

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Balance Sheet as of March 31, 2000 and December 31, 1999	3

	Consolidated Income Statement for the Three-month Periods
	Ended March 31, 2000 and 1999	4

	Consolidated Statement of Cash Flows for the Three-month Periods Ended
	March 31, 2000 and 1999	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Results of Operations and
	Financial Condition	7-11

Part II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	11

Signatures		12

Exhibit Index		13

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEET

(in thousands)
	March 31,	December 31,
ASSETS	2000	1999
	(Unaudited)
Cash and investments:
Bonds - available for sale (amortized cost: 2000 - $10,871,020;
1999 - $10,846,403)	$ 10,567,244	$ 10,516,094
Equity securities (cost: 2000 - $20,770; 1999 - $30,964)	35,462	37,933
Mortgage loans	11,432	12,125
Policy loans	607,350	599,478
Other invested assets	799,034	882,318
Cash and cash equivalents	1,456,196	1,075,903
Total cash and investments	13,476,718	13,123,851

Accrued investment income	164,112	161,976
Deferred policy acquisition costs	709,195	739,194
Intangible assets	16,512	16,826
Income taxes recoverable	-	34,771
Receivable for investments sold	240,112	2,683
Other assets	58,711	53,536
Separate account assets	3,626,617	3,363,140

Total assets	$ 18,291,977	$ 17,495,977

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Policy liabilities	$ 12,071,378	$ 12,109,628
Income taxes payable	27,741	-
Deferred income taxes	232,278	267,966
Payable for investments purchased and loaned	1,279,893	754,878
Other liabilities	52,985	49,149
Separate account liabilities	3,588,500	3,300,968
Total liabilities	17,252,775	16,482,589

Stockholder's equity:
Common stock, $1.25 par value; authorized 8,000 shares;
issued and outstanding 2,412 shares	3,015	3,015
Additional paid-in capital	505,933	505,933
Retained earnings	693,465	665,055
Accumulated other comprehensive loss	(163,211)	(160,615)
Total stockholder's equity	1,039,202	1,013,388

Total liabilities and stockholder's equity	$ 18,291,977	$ 17,495,977

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED INCOME STATEMENT

(in thousands)

Unaudited

	Three-months Ended
	March 31,
	2000	1999
	(Unaudited)
Revenues:
Net investment income	$ 204,724	$ 204,925
Interest credited to policyholders	127,289	134,778
Investment spread	77,435	70,147
Net realized investment losses	(7,708)	(3,094)
Fee income:
Surrender charges	4,857	3,885
Separate account income	10,727	6,578
Management fees	2,578	1,621
Total fee income	18,162	12,084

Expenses:
Policy benefits	1,239	1,182
Operating expenses	15,848	13,479
Amortization of deferred policy acquisition costs	27,074	24,263
Amortization of intangible assets	314	314
Total expenses	44,475	39,238

Income before income taxes	43,414	39,899
Income tax expense	15,004	13,894

Net income	$ 28,410	$ 26,005

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

Unaudited

	Three-months Ended
	March 31,
	2000	1999
	(Unaudited)

Cash flows from operating activities:
Net income	$ 28,410	$ 26,005
Adjustments to reconcile net income to net cash
provided by operating activities:
Interest credited to policyholders	127,289	134,778
Net realized investment losses	7,708	3,094
Net amortization on investments	22,575	21,257
Change in deferred policy acquisition costs	(8,976)	104
Change in current and deferred
income taxes	41,629	27,656
Net change in other assets and liabilities	(3,161)	(5,445)
Net cash provided by operating activities	215,474	207,449

Cash flows from investing activities:
Investments purchased - available for sale	(625,489)	(1,519,424)
Investments sold - available for sale	537,418	1,190,758
Investments matured - available for sale	36,500	80,811
Increase in policy loans	(7,872)	(4,221)
Decrease in mortgage loans	693	40,892
Other invested assets sold (purchased), net	126,167	(2,500)
Net cash provided by (used in) investing activities	67,417	(213,684)

Cash flows from financing activities:
Withdrawals from policyholder accounts	(516,364)	(456,282)
Deposits to policyholder accounts	310,881	154,924
Increase in securities lending	302,885	599,511
Net cash provided by financing activities	97,402	298,153

Change in cash and cash equivalents	380,293	291,918
Cash and cash equivalents at beginning of period	1,075,903	719,625
Cash and cash equivalents at end of period	$ 1,456,196	$ 1,011,543

1. General

The accompanying unaudited consolidated financial statements of Keyport Life Insurance Company (the Company) includes all adjustments, consisting of normal recurring accruals that management considers necessary for a fair presentation of the Company's financial position as of March 31, 2000 and December 31, 1999 and the related consolidated statements of income and cash flows for the three-month periods then ended. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1999 Form 10-K. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2. Comprehensive Income

Total comprehensive income, net of tax, for the three-month periods ended March 31, 2000 and 1999, was $25.8 million and $15.6 million, respectively.

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

Results of Operations

Net income was $28.4 million and $26.0 million for the three-month periods ended March 31, 2000 and 1999, respectively. The increase in net income was primarily attributable to increases in investment spread and fee income partially offset by increases in net realized investment losses, amortization of deferred policy acquisition costs, operating expenses and income tax expenses. Income from operations (income before income taxes and net realized investment losses) was $51.1 million and $43.0 million for the three-month periods ended March 31, 2000 and 1999, respectively.

Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited to policyholder balances. Investment spread was $77.4 million and $70.1 million for the three-month periods ended March 31, 2000 and 1999, respectively. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage was 2.22% and 1.95% for the three-month periods ended March 31, 2000 and 1999, respectively.

Investment income was $204.7 million and $204.9 million for the three-month periods ended March 31, 2000 and 1999, respectively. The decrease of $0.2 million in 2000 compared to 1999 is the result of a lower level of average invested assets ($6.1 million) offset by an increase in average investment yields ($5.9 million). The average investment yield was 6.45% and 6.27 % for the three-month periods March 31, 2000 and 1999, respectively. Investment income for the three-month periods ended March 31, 2000 and 1999, includes $21.1 million and $19.4 million, respectively, of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities.

Interest credited to policyholders was $127.3 million and $134.8 million for the three-month periods ended March 31, 2000 and 1999, respectively. The decrease of $7.5 million in 2000 compared to 1999 is the result of a lower average interest credited rate ($3.1 million) combined with a lower level of average policyholder balances ($4.4 million). Policyholder balances averaged $12.0 billion in the first quarter of 2000 ($9.7 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $2.3 billion of equity-indexed annuities) compared to $12.5 billion ($10.4 billion of fixed products and $2.1 billion of equity-indexed annuities) in the first quarter of 1999. The average interest credited rate was 4.23% (5.01% on fixed products and .85% on equity-indexed annuities) and 4.32% (5.02% on fixed products and .85% on equity-indexed annuities) for the three-month periods ended March 31, 2000 and 1999, respectively. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 100%) of the change in value of the S&P 500 Index. The Company's equity-indexed annuities also provide full guarantee of principal if held to term, plus interest at 0.85% annually. For each of the periods presented, the interest credited to equity-indexed policyholders related to the participation rate is reflected net of income recognized on the S&P 500 Index call options and futures resulting in a .85% net credited rate.

Average investments (computed without giving effect to Statement of Financial Accounting Standards No. 115), including a portion of the Company's cash and cash equivalents, were $12.7 billion and $13.1 billion for the three-month periods ended March 31, 2000 and 1999, respectively.

Net realized investment losses were $7.7 million and $3.1 million for the three-month periods ended March 31, 2000 and 1999, respectively. The net realized investment losses for the three-month period ended March 31, 2000 included losses of $3.3 million for certain fixed maturity investments where the decline in value was determined to be other than temporary. There were no other than temporary declines recorded in the three-month period ended March 31, 1999.

Surrender charges are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $4.9 million and $3.9 million for the three-month periods ended March 31, 2000 and 1999, respectively.

On an annualized basis, total annuity withdrawals represented 14.86% and 12.81% of the total average annuity policyholder and separate account balances for the three-month periods ended March 31, 2000 and 1999, respectively. The higher level of surrenders are the result of increased competition from other investment products and policy-holders surrendering out of fixed annuities to take advantage of the strong equity markets. The later trend is expected to have a reduced impact on surrender activity as equity markets exhibit increased volatility.

Separate account income is primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $10.7 million and $6.6 million for the three-month periods ended March 31, 2000 and 1999, respectively. Variable product fees represented 1.42% and 1.41% of the average variable annuity and variable life separate account balances for the three-month periods ended March 31, 2000 and 1999, respectively. In addition, for certain separate institutional accounts the investment spread is included in separate account income.

Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the level of assets under management, which are affected by product sales, redemptions and changes in the fair values of the investments managed. Management fees were $2.6 million and $1.6 million for the three-month periods ended March 31, 2000 and 1999, respectively. The increase of $1.0 million in 2000 compared to 1999 primarily reflects a higher level of average separate account assets under management. Average separate account assets were $3.4 billion and $2.1 billion for the three-month periods ended March 31, 2000 and 1999, respectively.

Operating expenses primarily represent compensation and general and administrative expenses. These expenses were $15.8 million and $13.5 million for the three-month periods ended March 31, 2000 and 1999, respectively. The increase in 2000 compared to 1999 was primarily due to higher employee and information technology related expenses.

Amortization of deferred policy acquisition costs relates to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such acquisition costs included commissions, costs of policy issuance, underwriting and selling expenses.

Amortization was $27.1 million and $24.3 million for the three-month periods ended March 31, 2000 and 1999, respectively. The $2.8 million increase in amortization in 2000 compared to 1999 was primarily related to the increase in investment spread from the growth of business in force associated with fixed and equity-indexed products and the increased sales of variable annuity products during 2000. Amortization expense represented 30.7% and 31.6%, on an annualized basis, of investment spread and separate account fees for 2000 and 1999, respectively.

Federal income tax expense was $15.0 million and $13.9 million, or 34.6% and 34.8% of pretax income, for the three-month periods ended March 31, 2000 and 1999, respectively. The decrease in the effective tax rate was due to an increase in permanent differences.

Financial Condition

Stockholder's equity was $1.039 billion as of March 31, 2000 compared to $1.013 billion as of December 31, 1999. The $25.8 million increase in stockholder's equity consists of $28.4 million of net income for the period offset by a $2.6 million decrease in net unrealized investment losses on available for sale securities.

Investments (computed without giving effect to Statement of Financial Accounting Standards No. 115), including a portion of the Company's cash and cash equivalents, were $12.8 billion at March 31, 2000 and December 31, 1999.

The Company's general investment policy is to hold fixed maturity investments for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its bond portfolio as "available for sale" and carries such investments at fair value. Gross unrealized losses at March 31, 2000 and December 31, 1999 were $289.1 million and $323.3 million, respectively.

Approximately $11.3 billion, or 81.0%, of the Company's general account and certain separate account investments at March 31, 2000, were rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners (NAIC). At March 31, 2000, the carrying value of investments in below investment grade securities totaled $1.3 billion, or 9.1% of general account and certain separate account investments of $14.0 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

The carrying value of non-income producing securities at March 31, 2000 and December 31, 1999 was approximately $29.6 milllion and $22.6 million, respectively.

Derivatives

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate and total return swap agreements and interest rate cap agreements to match assets more closely to liabilities. Interest rate swap agreements are agreements to exchange with counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. A total return swap agreement is an agreement to exchange payments based upon an underlying notional balance and changes in variable rate and total return indices. The Company utilizes total return swap agreements to hedge its obligations related to certain separate account liabilities. The Company had 67 outstanding swap agreements as of March 31, 2000 and December 31, 1999 with an aggregate notional principal amount of $3.6 billion and $3.4 billion, respectively.

Cap agreements are agreements with a counterparty that require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying notional principal to hedge against rising interest rates. There were no outstanding interest rate cap agreements as of March 31, 2000. The Company had interest rate cap agreements with an aggregate notional amount of $50.0 million as of December 31, 1999.

With respect to the Company's equity-indexed annuities, the Company buys call options and futures on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $587.3 million and $701.1 million as of March 31, 2000 and December 31, 1999, respectively. The Company had open futures with a fair value of $(12.2) million and $(0.1) as of March 31, 2000 and December 31, 1999, respectively. The Company had total return swap agreements with a carrying value of $49.7 million and $37.8 million as of March 31, 2000 and December 31, 1999, respectively.

There are risks associated with some of the techniques the Company uses to match its assets and liabilities. The primary risk associated with swap, cap and call option agreements is counterparty nonperformance. The Company believes that the counterparties to its swap, cap and call option agreements are financially responsible and that the counterparty risk associated with these transactions is minimal. Future contracts trade on organized exchanges and, therefore, have minimal credit risk. In addition, swap and cap agreements have interest rate risk and call options, futures and certain total return swap agreements have stock market risk. These swap and cap agreements hedge fixed-rate assets and the Company expects that any interest rate movements that adversely affect the market value of swap agreements would be offset by changes in the market values of such fixed-rate assets. However, there can be no assurance that these hedges will be effective in offsetting the potential adverse effects of changes in interest rates. Similarly, the call options, futures and certain total return swap agreements hedge the Company's obligations to provide returns on equity-indexed annuities based upon the S&P 500 Index, and the Company believes that any stock market movements that adversely affect the market value of S&P 500 Index call options, futures and certain total return swap agreements would be substantially offset by a reduction in policyholder liabilities. However, there can be no assurance that these hedges will be effective in offsetting the potentially adverse effects of changes in S&P 500 Index levels. The Company's profitability could be adversely affected if the value of its swap and cap agreements increase less than (or decrease more than) the change in the market value of its fixed rate assets and/or if the value of its S&P Index 500 call options, futures and certain total return swap agreements increase less than (or decrease more than) the value of the guarantees made to equity-indexed policyholders.

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

Liquidity

The Company's liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses, policy acquisition costs, and the purchase of investments. The Company generates cash from annuity premiums and deposits, net investment income, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At March 31, 2000, $10.7 billion, or 76.8%, of the Company's general account and certain separate account investments are considered readily marketable.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk

There have not been any material changes during the three-month period ended March 31, 2000 in the market risks the Company is exposed to and management of such risks, which are summarized in our 1999 Form 10-K.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit

      #27 Financial Data Schedule - page 14

(b) Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYPORT LIFE INSURANCE COMPANY

/s/ Bernhard M. Koch

Bernhard M. Koch
Senior Vice President and
Chief Financial Officer

/s/ Jeff Whitehead

Jeff Whitehead
Vice President and Treasurer
(Chief Accounting Officer)

Date: May 12, 2000

Exhibit Index

Exhibit No.	Description	Page

27	Financial Data Schedule	14