Form 10-Q
period 2000-06-30
KEYPORT LIFE INSURANCE CO
filed 2000-08-15
CIK 877494

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                             June 30, 2000

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            [X] Yes          [   ] No

There were 2,412,000 shares of the registrant's Common Stock, $1.25 par value, outstanding as of June 30, 2000.

Exhibit Index - Page 13                                                                          Page 1 of 15

KEYPORT LIFE INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2000

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Balance Sheet as of June 30, 2000 and December 31, 1999	3

	Consolidated Income Statement for the Three and Six-month Periods
	Ended June 30, 2000 and 1999	4

	Consolidated Statement of Cash Flows for the Six-month Periods Ended
	June 30, 2000 and 1999	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Results of Operations and
	Financial Condition	7-12

Part II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	12

Signatures		13

Exhibit Index		14

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEET

(in thousands)

	June 30,	December 31,
ASSETS	2000	1999
	(Unaudited)
Cash and investments:
Bonds - available for sale (amortized cost: 2000 - $10,903,478
1999 - $10,846,403)	$ 10,534,530	$ 10,516,094
Equity securities (cost: 2000 - $56,277; 1999 - $30,964)	63,525	37,933
Mortgage loans	10,594	12,125
Policy loans	613,413	599,478
Other invested assets	806,716	882,318
Cash and cash equivalents	1,467,970	1,075,903
Total cash and investments	13,496,748	13,123,851

Accrued investment income	153,435	161,976
Deferred policy acquisition costs	758,917	739,194
Intangible assets	16,198	16,826
Income taxes recoverable	-	34,771
Receivable for investments sold	42,941	2,683
Other assets	50,428	53,536
Separate account assets	3,829,206	3,363,140

Total assets	$ 18,347,873	$ 17,495,977

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Policy liabilities	$ 12,018,389	$ 12,109,628
Income taxes payable	6,151	-
Deferred income taxes	241,533	267,966
Payable for investments purchased and loaned	1,229,642	754,878
Other liabilities	50,838	49,149
Separate account liabilities	3,780,255	3,300,968
Total liabilities	17,326,808	16,482,589

Stockholder's equity:
Common stock, $1.25 par value; authorized 8,000 shares;
issued and outstanding 2,412 shares	3,015	3,015
Additional paid-in capital	505,933	505,933
Retained earnings	711,105	665,055
Accumulated other comprehensive loss	(198,988)	(160,615)
Total stockholder's equity	1,021,065	1,013,388

Total liabilities and stockholder's equity	$ 18,347,873	$ 17,495,977

See accompanying notes

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED INCOME STATEMENT

(in thousands)

Unaudited

	Three-months Ended		Six-months Ended
	June 30,		June 30,
	2000	1999	2000	1999

Revenues:
Net investment income	$ 215,224	$ 195,730	$ 419,948	$400,655
Interest credited to policyholders	133,226	129,409	260,515	264,187
Investment spread	81,998	66,321	159,433	136,468
Net realized investment losses	(9,570)	(11,357)	(17,278)	(14,451)
Fee income:
Surrender charges	5,240	4,442	10,097	8,327
Separate account income	11,099	7,708	21,826	14,286
Management fees	3,094	2,523	5,672	4,144
Total fee income	19,433	14,673	37,595	26,757

Expenses:
Policy benefits	1,325	762	2,564	1,944
Operating expenses	18,736	14,244	34,584	27,723
Amortization of deferred policy acquisition costs	29,843	22,430	56,917	46,693
Amortization of intangible assets	314	314	628	628
Total expenses	50,218	37,750	94,693	76,988

Income before income taxes	41,643	31,887	85,057	71,786
Income tax expense	13,969	11,101	28,973	24,995

Net income	$ 27,674	$ 20,786	$ 56,084	$ 46,791

See accompanying notes

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

Unaudited
	Six-months Ended
	June 30,
	2000	1999

Cash flows from operating activities:
Net income	$ 56,084	$ 46,791
Adjustments to reconcile net income to net cash
provided by operating activities:
Interest credited to policyholders	260,515	264,187
Net realized investment losses	17,278	14,451
Net amortization on investments	44,296	44,603
Change in deferred policy acquisition costs	(22,938)	(10,943)
Change in current and deferred
income taxes	17,753	33,907
Net change in other assets and liabilities	(11,132)	(11,800)
Net cash provided by operating activities	361,856	381,196

Cash flows from investing activities:
Investments purchased - available for sale	(1,818,576)	(2,928,649)
Investments sold - available for sale	1,609,048	2,529,251
Investments matured - available for sale	58,601	159,209
Increase in policy loans	(13,935)	(8,318)
Decrease in mortgage loans	1,531	41,725
Other invested assets sold (purchased), net	29,060	(18,666)
Net cash used in investing activities	(134,271)	(225,448)

Cash flows from financing activities:
Withdrawals from policyholder accounts	(1,106,529)	(962,351)
Deposits to policyholder accounts	754,775	358,018
Dividends to parent	(10,034)	(10,000)
Increase in securities lending	526,270	570,310
Net cash provided by (used in) financing activities	164,482	(44,023)

Change in cash and cash equivalents	392,067	111,725
Cash and cash equivalents at beginning of period	1,075,903	719,625
Cash and cash equivalents at end of period	$ 1,467,970	$ 831,350

See accompanying notes

1. General

The accompanying unaudited consolidated financial statements of Keyport Life Insurance Company (the Company) includes all adjustments, consisting of normal recurring accruals that management considers necessary for a fair presentation of the Company's financial position as of June 30, 2000 and December 31, 1999 and the related consolidated statements of income and cash flows for the three and six-month periods ended June 30, 2000 and 1999, respectively. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1999 Form 10-K. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. Comprehensive Income

Total comprehensive income (loss), net of tax, for the six-month periods ended June 30, 2000 and 1999, was $17.7 million and $(0.2) million, respectively.

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

Results of Operations

Net income was $27.7 million and $20.8 million for the three-month periods ended June 30, 2000 and 1999, respectively, and $56.1 million and $46.8 million for the six-month periods ended June 30, 2000 and 1999, respectively. The increase in net income was primarily attributable to increases in investment spread and fee income partially offset by increases in net realized investment losses (first quarter only), amortization of deferred policy acquisition costs, operating expenses and income tax expenses. Income from operations (income before income taxes and net realized investment losses) was $51.2 million and $43.2 million for the three-month periods ended June 30, 2000 and 1999, respectively, and $102.3 million and $86.2 million for the six-month periods ended June 30, 2000 and 1999, respectively.

Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited to policyholder balances. Investment spread was $82.0 million and $66.3 million for the three-month periods ended June 30, 2000 and 1999, respectively. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage was 2.36% and 1.86% for the three-month periods ended June 30, 2000 and 1999, respectively. Investment spread was $159.4 million and $136.5 million for the six-month periods ended June 30, 2000 and 1999, respectively. The investment spread percentage was 2.30% and 1.90% for the six-month periods ended June 30, 2000 and 1999, respectively.

Investment income was $215.2 million and $195.7 million for the three-month periods ended June 30, 2000 and 1999, respectively. The increase of $19.5 million in 2000 compared to 1999 is attributable to a $24.3 million increase resulting from a higher average investment yield offset by a $4.8 million decrease resulting from a lower level of average invested assets. Investment income for the three-month periods ended June 30, 2000 and 1999, includes $23.5 million and $19.4 million, respectively, of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities. The average investment yield was 6.79% and 6.04 % for the three-month periods ended June 30, 2000 and 1999, respectively. Investment income was $419.9 million and $400.7 million for the six-month periods ended June 30, 2000 and 1999, respectively. The increase of $19.2 million in 2000 compared to 1999 is attributable to a $30.6 million increase resulting from a higher average investment yield offset by a $11.4 million decrease as a result of a lower level of average invested assets. Investment income for the six-month periods ended June 30, 2000 and 1999, includes $44.6 million and $38.8 million, respectively, of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities. The average investment yield was 6.63% and 6.15 % for the six-month periods ended June 30, 2000 and 1999, respectively.

Interest credited to policyholders was $133.2 million and $129.4 million for the three-month periods ended June 30, 2000 and 1999, respectively. The increase of $3.8 million in 2000 compared to 1999 is attributable to a $7.8 million increase resulting from a higher average interest credited rate offset by a $4.0 million decrease as a result of a lower level of average policyholder balances. Policyholder balances averaged $12.0 billion ($9.6 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $2.4 billion of equity-indexed annuities) and $12.4 billion ($10.2 billion of fixed products and $2.2 billion of equity-indexed annuities) for the three-month periods ended June 30, 2000 and 1999, respectively. The average interest credited rate was 4.43% (5.26% on fixed products and 0.85% on equity-indexed annuities) and 4.18% (4.98% on fixed products and 0.85% on equity-indexed annuities) for the three-month periods ended June 30, 2000 and 1999, respectively. Interest credited to policyholders was $260.5 million and $264.2 million for the six-month periods ended June 30, 2000 and 1999, respectively. The decrease of $3.7 million in 2000 compared to 1999 is attributable to a $8.6 million decrease as a result of a lower level of average policyholder balances offset by a $4.9 million increase resulting from a higher average interest credited rate. Policyholder balances averaged $12.0 billion ($9.7 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $2.3 billion of equity-indexed annuities) and

$12.4 billion ($10.3 billion of fixed products and $2.1 billion of equity-indexed annuities) for the six-month periods ended June 30, 2000 and 1999, respectively. The average interest credited rate was 4.33% (5.13% on fixed products and 0.85% on equity-indexed annuities) and 4.25% (5.00% on fixed products and 0.85% on equity-indexed annuities) for the six-month periods ended June 30, 2000 and 1999, respectively. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 100%) of the change in value of the S&P 500 Index. The Company's equity-indexed annuities also provide full guarantee of principal if held to term, plus interest at 0.85% annually. For each of the periods presented, the interest credited to equity-indexed policyholders related to the participation rate is reflected net of income recognized on the S&P 500 Index call options and futures resulting in a 0.85% net credited rate.

Average investments in the Company's general account (computed without giving effect to SFAS 115), including a portion of the Company's cash and cash equivalents, were $12.7 billion and $13.0 billion for the three-month periods ended June 30, 2000 and 1999, respectively. Average investments were $12.7 billion and $13.0 billion for the six-month periods ended June 30, 2000 and 1999, respectively.

Net realized investment losses were $9.6 million and $11.4 million for the three-month periods ended June 30, 2000 and 1999, respectively, and $17.3 million and $14.5 million for the six-month periods ended June 30, 2000 and 1999, respectively. Sales of investments generally are made to maximize total return and to take advantage of prevailing market conditions. The net realized losses for the three-month period ended June 30, 2000 included losses of $5.4 million for certain fixed maturity investments where the decline in value was determined to be other than temporary. Other than temporary declines of $3.0 million were recorded in the second quarter of 1999. Other than temporary declines of $8.7 million were recorded for the six-month period ended June 30, 2000 compared to $3.0 million for the six-month period ended June 30, 1999.

Surrender charges are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $5.2 million and $4.4 million for the three-month periods ended June 30, 2000 and 1999, respectively. Total surrender charges were $10.1 million and $8.3 million for the six-month periods ended June 30, 2000 and 1999, respectively.

On an annualized basis, total annuity withdrawals represented 16.9% and 15.1% of the total average annuity policyholder and separate account balances for the three-month periods ended June 30, 2000 and 1999, respectively, and 15.9% and 14.0% of the total average annuity policyholder and separate account balances for the six-month periods ended June 30, 2000 and 1999, respectively. The higher level of surrenders are the result of increased competition from other investment products and policy-holders surrendering out of fixed annuities to take advantage of the strong equity markets. The later trend is expected to have a reduced impact on surrender activity as equity markets exhibit increased volatility.

Separate account income is primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $11.1 million and $7.7 million for the three-month periods ended June 30, 2000 and 1999, respectively. Such fees represented 1.23% and 1.26% of the average variable annuity and variable life separate account balances for the three-month periods ended June 30, 2000 and 1999, respectively. Separate account fees were $21.8 million and $14.3 million for the six-month periods ended June 30, 2000 and 1999, respectively. These fees represented 1.26% and 1.27% of the average variable annuity and variable life separate account balances for the six-month periods ended June 30, 2000 and 1999, respectively. In addition, for certain separate account institutional accounts, the investment spread is included in separate account income.

Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the level of assets under management, which are affected by product sales, redemptions and changes in the fair values of the investments managed. Management fees were $3.1 million and $2.5 million for the three-month periods ended June 30, 2000 and 1999, respectively, and $5.7 million and $4.1 million for the six-month periods ended June 30, 2000 and 1999, respectively. The increase in 2000 compared to 1999 primarily reflects an increase in the average level of assets under management. Average separate account assets were $3.6 billion and $2.5 billion for the three-month periods ended June 30, 2000 and 1999, respectively, and $3.5 billion and $2.2 billion for the six-month periods ended June 30, 2000 and 1999, respectively.

Operating expenses represent compensation and other general and administrative expenses. These expenses were $18.7 million and $14.2 million for the three-month periods ended June 30, 2000 and 1999, respectively, and $34.6 million and $27.7 million for the six-month periods ended June 30, 2000 and 1999, respectively. The increase in the three and six-month periods ended June 30, 2000 compared to the same periods in the prior year was primarily due to higher selling and information technology expenses.

Amortization of deferred policy acquisition costs relates to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such acquisition costs included commissions, costs of policy issuance, underwriting and selling expenses.

Amortization was $29.8 million and $22.4 million for the three-month periods ended June 30, 2000 and 1999, respectively, and $56.9 million and $46.7 million for the six-month periods ended June 30, 2000 and 1999, respectively. Deferred policy acquisition cost amortization expense for the three-month periods ended June 30, 2000 and 1999 represented 32.1% and 30.3%, on an annualized basis, of investment spread and separate account fees for 2000 and 1999, respectively. Deferred policy acquisition cost amortization expense for the six-month periods ended June 30, 2000 and 1999 represented 31.4% and 31.0%, on an annualized basis, of investment spread and separate account fees for 2000 and 1999, respectively. The increase in amortization expense is due to the increased profit realized on the inforce business.

Federal income tax expense was $14.0 million or 33.6% and $11.1 million or 34.8% of pretax income for the three-month periods ended June 30, 2000 and 1999, respectively. The federal income tax expense was $29.0 million or 34.1% and $25.0 million or 34.8% for the six-month periods ended June 30, 2000 and 1999, respectively. The decrease in the effective tax rate was due to an increase in permanent differences.

Financial Condition

Stockholder's equity was $1.021 billion as of June 30, 2000 compared to $1.013 billion as of December 31, 1999. The $7.7 million increase in stockholder's equity consists of a $38.4 million increase in net unrealized investment losses on available for sale securities, dividends of $10.0 million paid to the parent company, and $56.1 million of net income for the period.

Investments (computed without giving effect to Statement of Financial Accounting Standards No. 115), including a portion of the Company's cash and cash equivalents, were $12.6 and $12.8 billion as of June 30, 2000 and December 31, 1999, respectively.

The Company's general investment policy is to hold fixed maturity investments for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its bond portfolio as "available for sale" and carries such investments at fair value. Gross unrealized losses at June 30, 2000 and December 31, 1999 were $361.7 million and $323.3 million, respectively.

Approximately $11.1 billion, or 77.4%, of the Company's general account and certain separate account investments at June 30, 2000, were rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners (NAIC). At June 30, 2000, the carrying value of investments in below investment grade securities totaled $0.9 billion, or 8.5% of general account and certain separate account investments of $13.9 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

The carrying value of non-income producing securities at June 30, 2000 and December 31, 1999 was approximately $28.3 million and $22.6 million, respectively.

Derivatives

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate and total return swap agreements and interest rate cap agreements to match assets more closely to liabilities. Interest rate swap agreements are agreements to exchange with counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. A total return swap agreement is an agreement to exchange payments based upon an underlying notional balance and changes in variable rate and total return indices. The Company utilizes total return swap agreements to hedge its obligations related to certain separate account liabilities. The Company had 67 and 61 outstanding swap agreements as of June 30, 2000 and December 31, 1999, respectively, with an aggregate notional principal amount of $2.9 billion and $3.4 billion, respectively.

Cap agreements are agreements with a counterparty that require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying notional principal to hedge against rising interest rates. There were no outstanding interest rate cap agreements as of June 30, 2000. The Company had interest rate cap agreements with an aggregate notional amount of $50.0 million as of December 31, 1999.

With respect to the Company's equity-indexed annuities, the Company buys call options and futures on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $489.0 million and $701.1 million as of June 30, 2000 and December 31, 1999, respectively. The Company had open futures with a fair value of $2.1 million and $(0.1) as of June 30, 2000 and December 31, 1999, respectively. The Company had total return swap agreements with a carrying value of $29.9 million and $37.8 million as of June 30, 2000 and December 31, 1999, respectively.

There are risks associated with some of the techniques the Company uses to match its assets and liabilities. The primary risk associated with swap, cap and call option agreements is counterparty nonperformance. The Company believes that the counterparties to its swap, cap and call option agreements are financially responsible and that the counterparty risk associated with these transactions is minimal. Future contracts trade on organized exchanges and, therefore, have minimal credit risk. In addition, swap and cap agreements have interest rate risk and call options, futures and certain total return swap agreements have stock market risk. These swap and cap agreements hedge fixed-rate assets and the Company expects that any interest rate movements that adversely affect the market value of swap agreements would be offset by changes in the market values of such fixed-rate assets. However, there can be no assurance that these hedges will be effective in offsetting the potential adverse effects of changes in interest rates. Similarly, the call options, futures and certain total return swap agreements hedge the Company's obligations to provide returns on equity-indexed annuities based upon the S&P 500 Index, and the Company believes that any stock market movements that adversely affect the market value of S&P 500 Index call options, futures and certain total return swap agreements would be substantially offset by a reduction in policyholder liabilities. However, there can be no assurance that these hedges will be effective in offsetting the potentially adverse effects of changes in S&P 500 Index levels. The Company's profitability could be adversely affected if the value of its swap and cap agreements increase less than (or decrease more than) the change in the market value of its fixed rate assets and/or if the value of its S&P 500 Index call options, futures and certain total return swap agreements increase less than (or decrease more than) the value of the guarantees made to equity-indexed policyholders .

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

Liquidity

The Company's liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses, policy acquisition costs, and the purchase of investments. The Company generates cash from annuity premiums and deposits, net investment income, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At June 30, 2000, $11.2 billion, or 78.2%, of the Company's general account and certain separate account investments are considered readily marketable.

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

Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to Liberty Financial, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of June 30, 2000, the amount of additional dividends that the Company could pay without such approval was $47.8 million.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk

There have not been any material changes during the six-month period ended June 30, 2000 in the market risks the Company is exposed to and management of such risks, which are summarized in our 1999 Form 10-K.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit

      #27  Financial Data Schedule - page 14

(b) Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYPORT LIFE INSURANCE COMPANY

/s/ Bernhard M. Koch
Bernhard M. Koch
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Jeff Whitehead

Jeff Whitehead
Vice President and Treasurer
(Chief Accounting Officer)

Date: August 15, 2000

Exhibit Index

Exhibit No.	Description	Page

27	Financial Data Schedule	15