Form 10-Q/A
period 2000-03-31
KEYPORT LIFE INSURANCE CO
filed 2000-11-14
CIK 877494

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[X] AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                  March 31, 2000

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

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

Exhibit Index - Page 14                                                                                             Page 1 of 15

EXPLANATORY STATEMENT

This Form 10-Q/A restates the Company's Form 10-Q originally filed on May 12, 2000 to reflect the after-tax net change in unrealized and undistributed gains in private equity limited partnerships. The net increase in net income was $9.7 million and is described in Note 3 of the Notes to Consolidated Financial Statements.

KEYPORT LIFE INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2000

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Balance Sheet as of March 31, 2000 and December 31, 1999	4

	Consolidated Income Statement for the Three-month Periods
	Ended March 31, 2000 and 1999	5

	Consolidated Statement of Cash Flows for the Three-month Periods Ended
	March 31, 2000 and 1999	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Results of Operations and
	Financial Condition	8-12

Part II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	12

Signatures		13

Exhibit Index		14

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEET

(in thousands)

	March 31,	December 31,
ASSETS	2000	1999
	(Unaudited)
	(Restated)
Cash and investments:
Bonds - available for sale (amortized cost: 2000 - $10,871,020;
1999 - $10,846,403)	$ 10,567,244	$ 10,516,094
Equity securities (cost: 2000 - $20,770; 1999 - $30,964)	35,462	37,933
Mortgage loans	11,432	12,125
Policy loans	607,350	599,478
Other invested assets	841,843	882,318
Cash and cash equivalents	1,456,196	1,075,903
Total cash and investments	13,519,527	13,123,851

Accrued investment income	164,112	161,976
Deferred policy acquisition costs	681,369	739,194
Intangible assets	16,512	16,826
Income taxes recoverable	-	34,771
Receivable for investments sold	240,112	2,683
Other assets	58,711	53,536
Separate account assets	3,626,617	3,363,140

Total assets	$ 18,306,960	$ 17,495,977

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Policy liabilities	$ 12,071,378	$ 12,109,628
Income taxes payable	27,741	-
Deferred income taxes	237,522	267,966
Payable for investments purchased and loaned	1,279,893	754,878
Other liabilities	52,985	49,149
Separate account liabilities	3,588,500	3,300,968
Total liabilities	17,258,019	16,482,589

Stockholder's equity:
Common stock, $1.25 par value; authorized 8,000 shares;
issued and outstanding 2,412 shares	3,015	3,015
Additional paid-in capital	505,933	505,933
Retained earnings	703,204	665,055
Accumulated other comprehensive loss	(163,211)	(160,615)
Total stockholder's equity	1,048,941	1,013,388

Total liabilities and stockholder's equity	$ 18,306,960	$ 17,495,977

See accompanying notes

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED INCOME STATEMENT

(in thousands)

(Unaudited)

	Three-months Ended
	March 31,
	2000	1999
	(Restated)
Revenues:
Net investment income, including distributions from private equity limited partnerships of $1.7 million for the three months ended March 31, 2000	$ 204,724	$ 204,925
Interest credited to policyholders	127,289	134,778
Investment spread	77,435	70,147
Net realized investment losses	(7,708)	(3,094)
Net change in unrealized and undistributed gains in private equity limited partnerships	14,983	-
Fee income:
Surrender charges	4,857	3,885
Separate account income	10,727	6,578
Management fees	2,578	1,621
Total fee income	18,162	12,084

Expenses:
Policy benefits	1,239	1,182
Operating expenses	15,848	13,479
Amortization of deferred policy acquisition costs	27,074	24,263
Amortization of intangible assets	314	314
Total expenses	44,475	39,238

Income before income taxes	58,397	39,899
Income tax expense	20,248	13,894

Net income	$ 38,149	$ 26,005

See accompanying notes

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED CASH FLOWS

(in thousands)

(Unaudited)

	Three-months Ended
	March 31,
	2000	1999
	(Restated)

Cash flows from operating activities:
Net income	$ 38,149	$ 26,005
Adjustments to reconcile net income to net cash
provided by operating activities:
Interest credited to policyholders	127,289	134,778
Net realized investment losses	7,708	3,094
Net change in unrealized and undistributed gains in private equity limited partnerships	(14,983)	-
Net amortization on investments	22,575	21,257
Change in deferred policy acquisition costs	(8,976)	104
Change in current and deferred
income taxes	46,873	27,656
Net change in other assets and liabilities	(3,161)	(5,445)
Net cash provided by operating activities	215,474	207,449

Cash flows from investing activities:
Investments purchased - available for sale	(625,489)	(1,519,424)
Investments sold - available for sale	537,418	1,190,758
Investments matured - available for sale	36,500	80,811
Increase in policy loans	(7,872)	(4,221)
Decrease in mortgage loans	693	40,892
Other invested assets sold (purchased), net	126,167	(2,500)
Net cash provided by (used in) investing activities	67,417	(213,684)

Cash flows from financing activities:
Withdrawals from policyholder accounts	(516,364)	(456,282)
Deposits to policyholder accounts	310,881	154,924
Increase in securities lending	302,885	599,511
Net cash provided by financing activities	97,402	298,153

Change in cash and cash equivalents	380,293	291,918
Cash and cash equivalents at beginning of period	1,075,903	719,625
Cash and cash equivalents at end of period	$ 1,456,196	$ 1,011,543

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

2. Comprehensive Income

Total comprehensive income, net of tax, for the three-month periods ended March 31, 2000 and 1999, was $35.5 million and $15.6 million, respectively.

3. Net Change in Unrealized and Undistributed Gains in Private Equity Limited Partnerships

The Company is restating its results of operations and related financial statements by filing this Form 10Q/A to reflect the net change in unrealized and undistributed gains in private equity limited partnerships.

The net change in unrealized and undistributed gains in private equity limited partnerships is accounted for on the equity method and represents primarily increases in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. This change in unrealized and undistributed gains is recorded net of the related amortization of deferred policy acquisition costs of $27.8 million for the three months ended March 31, 2000, and net of amounts realized, which are recognized in investment income of $1.7 million for the three months ended March 31, 2000. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. The corresponding amounts in 1999 were insignificant.

The net increase in net income resulting from such change was $9.7 for the quarter ended March 31, 2000.

4. Recent Accounting Prouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments and the derivative portion of certain other contracts that have similar characteristics by requiring that an entity recognize those instruments at fair value. This statement also requires a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Earlier adoption is permitted. Upon adoption, the Company will be required to record a cumulative effect adjustment to reflect this accounting change. At this time, the Company has not completed its analysis and evaluation of the requirements and impact of this statement.

Item 2. Management's Discussion and Analysis of Results of Operations

and Financial Condition

The discussion below is based on the Company's restated results of operations and related financial statements contained in this Form 10 Q/A which reflect the after-tax net change in unrealized and undistributed gains in private equity limited partnerships. The net increase in net income was $9.7 million and is described in Note 3 of the Notes to Consolidated Financial Statements.

Results of Operations

Net income was $38.1 million and $26.0 million for the three-month periods ended March 31, 2000 and 1999, respectively. The increase resulted largely from the net change in unrealized and undistributed gains in private equity limited partnerships, higher investment spread and fee income. Partially offsetting these items were higher operating expenses, amortization expense and income tax expense.

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

Net change in unrealized and undistributed gains in private equity limited partnerships is accounted for on the equity method and represents primarily increases in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. This change in unrealized and undistributed gains is recorded net of the related amortization of deferred policy acquisition costs of $27.8 million for the three months ended March 31, 2000, and net of amounts realized, which are recognized in investment income of $1.7 million for the three months ended March 31, 2000. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. The increase for the three months ended March 31, 2000 was due primarily to the increase in the valuation of the underlying investments of certain private equity limited partnerships. The corresponding amounts in 1999 were insignificant. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments.

The net increase in net income resulting from such change was $9.7 million for the quarter ended March 31, 2000.

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

Federal income tax expense was $20.2 million and $13.9 million, or 34.6% and 34.8% of pretax income, for the three-month periods ended March 31, 2000 and 1999, respectively. The decrease in the effective tax rate was due to an increase in permanent differences.

Financial Condition

Stockholder's equity was $1.049 billion as of March 31, 2000 compared to $1.013 billion as of December 31, 1999. The $35.6 million increase in stockholder's equity consists of $38.1 million of net income for the period offset by a $2.5 million decrease in net unrealized investment losses on available for sale securities.

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

KEYPORT LIFE INSURANCE COMPANY

/s/ Bernhard M. Koch

Bernhard M. Koch
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Jeff Whitehead

Jeff Whitehead
Vice President and Treasurer
(Chief Accounting Officer)

Date: November 14, 2000

Exhibit Index

Exhibit No.	Description	Page

27	Financial Data Schedule	15