Form 10-Q/A
period 2000-06-30
KEYPORT LIFE INSURANCE CO
filed 2000-11-14
CIK 877494

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

Exhibit Index - Page 14                                                                                                   Page 1 of 15

EXPLANATORY STATEMENT

This Form 10-Q/A restates the Company's Form 10-Q originally filed on August 11, 2000 to reflect the after-tax net change in unrealized and undistributed gains in private equity limited partnerships. The net increase in net income was $4.9 million for the quarter ended June 30, 2000 and $14.6 million for the first six months of 2000, and is described in Note 3 of the Notes to Consolidated Financial Statements.

KEYPORT LIFE INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2000

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Balance Sheet as of June 30, 2000 and December 31, 1999	4

	Consolidated Income Statement for the Three and Six-month Periods
	Ended June 30, 2000 and 1999	5

	Consolidated Statement of Cash Flows for the Six-month Periods Ended
	June 30, 2000 and 1999	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Results of Operations and
	Financial Condition	8-12

Part II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	12

Signatures		13

Exhibit Index		14

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEET

(in thousands)

	June 30,	December 31,
ASSETS	2000	1999
	(Unaudited)
	(Restated)
Cash and investments:
Bonds - available for sale (amortized cost: 2000 - $10,903,478
1999 - $10,846,403)	$ 10,534,530	$ 10,516,094
Equity securities (cost: 2000 - $56,277; 1999 - $30,964)	63,525	37,933
Mortgage loans	10,594	12,125
Policy loans	613,413	599,478
Other invested assets	870,847	882,318
Cash and cash equivalents	1,467,970	1,075,903
Total cash and investments	13,560,879	13,123,851

Accrued investment income	153,435	161,976
Deferred policy acquisition costs	717,232	739,194
Intangible assets	16,198	16,826
Income taxes recoverable	-	34,771
Receivable for investments sold	42,941	2,683
Other assets	50,428	53,536
Separate account assets	3,829,206	3,363,140

Total assets	$ 18,370,319	$ 17,495,977

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Policy liabilities	$ 12,018,389	$ 12,109,628
Income taxes payable	6,151	-
Deferred income taxes	249,389	267,966
Payable for investments purchased and loaned	1,229,642	754,878
Other liabilities	50,838	49,149
Separate account liabilities	3,780,255	3,300,968
Total liabilities	17,334,664	16,482,589

Stockholder's equity:
Common stock, $1.25 par value; authorized 8,000 shares;
issued and outstanding 2,412 shares	3,015	3,015
Additional paid-in capital	505,933	505,933
Retained earnings	725,695	665,055
Accumulated other comprehensive loss	(198,988)	(160,615)
Total stockholder's equity	1,035,655	1,013,388

Total liabilities and stockholder's equity	$ 18,370,319	$ 17,495,977

See accompanying notes

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED INCOME STATEMENT

(in thousands)

(Unaudited)

	Three-months Ended		Six-months Ended
	June 30,			June 30,
	2000	1999	2000	1999
	(Restated)		(Restated)
Revenues:
Net investment income, including distributions from private equity limited partnerships of $0.8 million and $2.5 million for the three months and six months ended June 30, 2000, respectively	$ 215,224	$ 195,730	$ 419,948	$400,655
Interest credited to policyholders	133,226	129,409	260,515	264,187
Investment spread	81,998	66,321	159,433	136,468
Net realized investment losses	(9,570)	(11,357)	(17,278)	(14,451)
Net change in unrealized and undistributed gains in private equity limited partnerships	7,462	-	22,446	-
Fee income:
Surrender charges	5,240	4,442	10,097	8,327
Separate account income	11,099	7,708	21,826	14,286
Management fees	3,094	2,523	5,672	4,144
Total fee income	19,433	14,673	37,595	26,757

Expenses:
Policy benefits	1,325	762	2,564	1,944
Operating expenses	18,736	14,244	34,584	27,723
Amortization of deferred policy acquisition costs	29,843	22,430	56,917	46,693
Amortization of intangible assets	314	314	628	628
Total expenses	50,218	37,750	94,693	76,988

Income before income taxes	49,105	31,887	107,503	71,786
Income tax expense	16,581	11,101	36,829	24,995

Net income	$ 32,524	$ 20,786	$ 70,674	$ 46,791

See accompanying notes

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED CASH FLOWS

(in thousands)

(Unaudited)

	Six-months Ended
	June 30,
	2000	1999
	(Restated)

Cash flows from operating activities:
Net income	$ 70,674	$ 46,791
Adjustments to reconcile net income to net cash
provided by operating activities:
Interest credited to policyholders	260,515	264,187
Net realized investment losses	17,278	14,451
Net change in unrealized and undistributed gains in private equity limited partnerships	(22,446)	-
Net amortization on investments	44,296	44,603
Change in deferred policy acquisition costs	(22,938)	(10,943)
Change in current and deferred
income taxes	25,609	33,907
Net change in other assets and liabilities	(11,132)	(11,800)
Net cash provided by operating activities	361,856	381,196

Cash flows from investing activities:
Investments purchased - available for sale	(1,818,576)	(2,928,649)
Investments sold - available for sale	1,609,048	2,529,251
Investments matured - available for sale	58,601	159,209
Increase in policy loans	(13,935)	(8,318)
Decrease in mortgage loans	1,531	41,725
Other invested assets sold (purchased), net	29,060	(18,666)
Net cash used in investing activities	(134,271)	(225,448)

Cash flows from financing activities:
Withdrawals from policyholder accounts	(1,106,529)	(962,351)
Deposits to policyholder accounts	754,775	358,018
Dividends to parent	(10,034)	(10,000)
Increase in securities lending	526,270	570,310
Net cash provided by (used in) financing activities	164,482	(44,023)

Change in cash and cash equivalents	392,067	111,725
Cash and cash equivalents at beginning of period	1,075,903	719,625
Cash and cash equivalents at end of period	$ 1,467,970	$ 831,350

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

2. Comprehensive Income

Total comprehensive income (loss), net of tax, for the six-month periods ended June 30, 2000 and 1999, was $32.3 million and $(0.2) million, respectively.

3. Net Change in Unrealized and Undistributed Gains in Private Equity Limited Partnerships

The Company is restating its results of operations and related financial statements by filing this Form 10Q/A to reflect the net change in unrealized and undistributed gains in private equity limited partnerships.

The net change in unrealized and undistributed gains in private equity limited partnerships is accounted for on the equity method and represents primarily increases in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. This change in unrealized and undistributed gains is recorded net of the related amortization of deferred policy acquisition costs of $13.8 million and $41.6 million for the three months and six months ended June 30, 2000, respectively, and net of amounts realized, which are recognized in investment income of $0.8 million and $2.5 million for the three months and six months ended June 30, 2000, respectively. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. The corresponding amounts in 1999 were insignificant.

The net increase in net income resulting from such change was $4.9 million for the quarter ended June 30, 2000 and $14.6 million for the first six months of 2000.

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

The discussion below is based on the Company's restated results of operations and related financial statements contained in this Form 10 Q/A which reflect the after-tax net change in unrealized and undistributed gains in private equity limited partnerships. The net increase in net income was $4.9 million for the quarter ended June 30, 2000 and $14.6 million for the first six months of 2000, and is described in Note 3 of the Notes to Consolidated Financial Statements.

Results of Operations

Net income was $32.5 million and $20.8 million for the three-month periods ended June 30, 2000 and 1999, respectively, and $70.6 million and $46.8 million for the six-month periods ended June 30, 2000 and 1999, respectively. These increases resulted largely from higher investment spread, net change in unrealized and undistributed gains in private equity limited partnerships and fee income. Partially offsetting these items were higher operating expenses, amortization expense, income tax expense and net realized investment losses.

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

Net change in unrealized and undistributed gains in private equity limited partnerships is accounted for on the equity method and represents primarily increases in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. This change in unrealized and undistributed gains is recorded net of the related amortization of deferred policy acquisition costs of $13.8 million and $41.6 million for the three months and six months ended June 30, 2000, respectively, and net of amounts realized, which are recognized in investment income of $0.8 million and $2.5 million for the three months and six months ended June 30, 2000, respectively. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. The increase for the three months and six months ended June 30, 2000 was due primarily to the increase in the valuation of the underlying investments of certain private equity limited partnerships. The corresponding amounts in 1999 were insignificant. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments.

The net increase in net income and net income per share resulting from such change was $4.9 million for the quarter ended June 30, 2000 and $14.6 million for the first six months of 2000.

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

Federal income tax expense was $16.6 million or 33.8% and $11.1 million or 34.8% of pretax income for the three-month periods ended June 30, 2000 and 1999, respectively. The federal income tax expense was $36.8 million or 34.3% and $25.0 million or 34.8% for the six-month periods ended June 30, 2000 and 1999, respectively. The decrease in the effective tax rate was due to an increase in permanent differences.

Financial Condition

Stockholder's equity was $1.036 billion as of June 30, 2000 compared to $1.013 billion as of December 31, 1999. The $22.3 million increase in stockholder's equity consists of a $38.3 million increase in net unrealized investment losses on available for sale securities, dividends of $10.0 million paid to the parent company, and $70.6 million of net income for the period.

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