Form 10-Q
period 2000-09-30
KEYPORT LIFE INSURANCE CO
filed 2000-11-14
CIK 877494

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                 September 30, 2000

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         [X] Yes      [   ] No

     There were 2,412,000 shares of the registrant's Common Stock, $1.25 par value, outstanding as of September 30, 2000.

Exhibit Index - Page 15                                                                            Page 1 of 16

KEYPORT LIFE INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2000

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Balance Sheet as of September 30, 2000 and December 31, 1999	3

	Consolidated Income Statement for the Three and Nine-month Periods
	Ended September 30, 2000 and 1999	4

	Consolidated Statement of Cash Flows for the Nine-month Periods Ended
	September 30, 2000 and 1999	5

	Notes to Consolidated Financial Statements	6-7

Item 2.	Management's Discussion and Analysis of Results of Operations and
	Financial Condition	8-13

Part II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	13

Signatures		14

Exhibit Index		15

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEET

(in thousands)

	September 30,	December 31,
ASSETS	2000	1999
	(Unaudited)
Cash and investments:
Bonds - available for sale (amortized cost: 2000 - $10,778,898;
1999 - $10,846,403)	$ 10,565,936	$ 10,516,094
Equity securities (cost: 2000 - $52,615; 1999 - $30,964)	65,770	37,933
Mortgage loans	10,062	12,125
Policy loans	616,382	599,478
Other invested assets	834,872	882,318
Cash and cash equivalents	1,855,048	1,075,903
Total cash and investments	13,948,070	13,123,851

Accrued investment income	150,240	161,976
Deferred policy acquisition costs	642,723	739,194
Intangible assets	15,884	16,826
Income taxes recoverable	-	34,771
Receivable for investments sold	39,051	2,683
Other assets	53,930	53,536
Separate account assets	3,907,161	3,363,140

Total assets	$ 18,757,059	$ 17,495,977

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Policy liabilities	$ 12,116,952	$ 12,109,628
Income taxes payable	18,305	-
Deferred income taxes	214,615	267,966
Payable for investments purchased and loaned	1,336,150	754,878
Other liabilities	52,744	49,149
Separate account liabilities	3,859,161	3,300,968
Total liabilities	17,597,927	16,482,589

Stockholder's equity:
Common stock, $1.25 par value; authorized 8,000 shares;
issued and outstanding 2,412 shares	3,015	3,015
Additional paid-in capital	505,933	505,933
Retained earnings	762,426	665,055
Accumulated other comprehensive loss	(112,242)	(160,615)
Total stockholder's equity	1,159,132	1,013,388

Total liabilities and stockholder's equity	$ 18,757,059	$ 17,495,977

See accompanying notes

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED INCOME STATEMENT

(in thousands)

(Unaudited)

	Three-months Ended		Nine-months Ended
	September 30,		September 30,
	2000	1999	2000	1999

Revenues:
Net investment income, including distributions from private equity limited partnerships of $6.2 million and $8.7 million for the three months and nine months ended September 30, 2000, respectively	$ 212,896	$ 196,724	$ 632,844	$ 597,379
Interest credited to policyholders	135,758	131,301	396,273	395,488
Investment spread	77,138	65,423	236,571	201,891
Net realized investment losses	(12,358)	(12,331)	(29,636)	(26,782)
Net change in unrealized and undistributed gains in private equity limited partnerships	5,895	-	28,340	-
Fee income:
Surrender charges	6,031	4,887	16,128	13,214
Separate account income	11,766	8,747	33,592	23,033
Management fees	3,019	2,328	8,691	6,472
Total fee income	20,816	15,962	58,411	42,719

Expenses:
Policy benefits	941	986	3,505	2,930
Operating expenses	16,935	13,468	51,519	41,191
Amortization of deferred policy acquisition costs	26,931	22,837	83,848	69,530
Amortization of intangible assets	315	314	943	942
Total expenses	45,122	37,605	139,815	114,593

Income before income taxes	46,369	31,449	153,871	103,235
Income tax expense	9,735	9,320	46,564	34,315

Net income	$ 36,634	$ 22,129	$ 107,307	$ 68,920

See accompanying notes

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine-months Ended
	September 30,
	2000	1999

Cash flows from operating activities:
Net income	$ 107,307	$ 68,920
Adjustments to reconcile net income to net cash
provided by operating activities:
Interest credited to policyholders	396,273	395,488
Net realized investment losses	29,636	26,782
Net change in unrealized and undistributed gains in private equity limited partnerships	(28,340)	-
Net amortization on investments	58,541	61,552
Change in deferred policy acquisition costs	(53,508)	(13,369)
Change in current and deferred
income taxes	34,202	46,096
Net change in other assets and liabilities	(18,162)	(23,962)
Net cash provided by operating activities	525,949	561,507

Cash flows from investing activities:
Investments purchased - available for sale	(4,833,405)	(3,878,354)
Investments sold - available for sale	4,756,127	3,903,720
Investments matured - available for sale	110,760	110,760
Increase in policy loans	(16,904)	(10,856)
Decrease in mortgage loans	2,063	42,068
Other invested assets sold, net	54,497	9,537
Net cash provided by investing activities	73,138	176,875

Cash flows from financing activities:
Withdrawals from policyholder accounts	(1,545,692)	(1,570,819)
Deposits to policyholder accounts	1,177,269	640,364
Dividends to parent	(10,034)	(15,000)
Increase in securities lending	558,515	603,093
Net cash provided by (used in) financing activities	180,058	(342,362)

Change in cash and cash equivalents	779,145	396,020
Cash and cash equivalents at beginning of period	1,075,903	719,625
Cash and cash equivalents at end of period	$ 1,855,048	$ 1,115,645

See accompanying notes

KEYPORT LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of Keyport Life Insurance Company (the Company) includes all adjustments, consisting of normal recurring accruals that management considers necessary for a fair presentation of the Company's financial position as of September 30, 2000 and December 31, 1999 and the related consolidated statements of income and cash flows for the three and nine-month periods ended September 30, 2000 and 1999, respectively. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 1999 Form 10-K. The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

The Company has restated its first and second quarter results of operations and related financial statements to reflect the after-tax net change in unrealized and undistributed gains in private equity limited partnerships as described in Note 3.

2. Comprehensive Income

Other comprehensive income (loss), net of tax, for the nine-month periods ended September 30, 2000 and 1999, was $155.7 million and $(74.5) million, respectively.

3. Net Change in Unrealized and Undistributed Gains in Private Equity Limited Partnerships

The net change in unrealized and undistributed gains in private equity limited partnerships is accounted for on the equity method and represents primarily increases in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. This change in unrealized and undistributed gains is recorded net of the related amortization of deferred policy acquisition costs of $11.0 million and $52.6 million for the three months and nine months ended September 30, 2000, respectively, and net of amounts realized, which are recognized in investment income, of $6.2 million and $8.7 million for the three months and nine months ended September 30, 2000, respectively. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. The corresponding amounts in 1999 were insignificant.

The Company has restated its first and second quarter results of operations and related financial statements to reflect the after-tax net change in unrealized and undistributed gains in private equity limited partnerships. The net increase in net income resulting from such changes was $9.7 million for the quarter ended March 31, 2000 and $4.9 million for the quarter ended June 30, 2000. The corresponding amounts in 1999 were insignificant.

4. Recent Accounting Prouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement amended SFAS No. 133 to defer its effective date one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" - an amendment of SFAS No. 133. This statement makes certain changes in the hedging provisions of SFAS No. 133 and is effective concurrent with SFAS No. 133 (collectively hereafter referred to as the "Statement"). The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset by the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Upon adoption, the Company will be required to record a cumulative effect adjustment to reflect this accounting change.

The Company is in the process of completing its analysis and evaluation of the requirements and impact of this Statement. Changes in the S&P 500 Index, interest rates, and the interpretation of the Statement by various interested accounting groups will effect the amount of the accounting change. The Company believes, based upon current market conditions and accounting literature, that the cumulative effect, reported after tax and net of related effects of deferred policy acquisition costs, upon adoption at January 1, 2001 will decrease net income and stockholder's equity in a range from $30.0 million to $70.0 million. The adoption of the Statement may increase volatility in reported income due to the requirements of defining an effective hedging relationship under the Statement as opposed to certain hedges the Company believes are effective economic hedges. The Company believes that it will continue to utilize its current risk management philosophy, which includes the use of derivative instruments.

5. Subsequent Events

On November 1, 2000, the Company's parent company announced that it has retained the investment banking firm of Credit Suisse First Boston Corporation to review its strategic alternatives, including a possible sale of the Company.

Item 2. Management's Discussion and Analysis of Results of Operations

and Financial Condition

Results of Operations

Net income was $36.6 million and $22.1 million for the three-month periods and $107.3 million and $68.9 million for the nine-month periods ended September 30, 2000 and 1999, respectively. The increase in net income was primarily attributable to increases in investment spread, net change in unrealized and undistributed gains in private equity limited partnerships, and fee income partially offset by increases in net realized investment losses, amortization of deferred policy acquisition costs, operating expenses and income tax expenses.

Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited to policyholder balances. Investment spread was $77.1 million and $65.4 million for the three-month periods ended September 30, 2000 and 1999, respectively. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage was 2.19% and 1.86% for the three-month periods ended September 30, 2000 and 1999, respectively. Investment spread was $236.6 million and $201.9 million for the nine-month periods ended September 30, 2000 and 1999, respectively. The investment spread percentage was 2.26% and 1.89% for the nine-month periods ended September 30, 2000 and 1999, respectively. These increases in investment spread percentage resulted primarily from increased yields on average invested assets, largely relating to distributed realized gains in private equity limited partnerships, including those accounted for under the cost method.

Investment income was $212.9 million and $196.7 million for the three-month periods ended September 30, 2000 and 1999, respectively. The increase of $16.2 million in 2000 compared to 1999 is attributable to a $16.5 million increase resulting from a higher average investment yield offset by a $0.3 million decrease resulting from a lower level of average invested assets. Investment income for the three-month periods ended September 30, 2000 and 1999, includes $19.7 million and $19.8 million, respectively, of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities. The average investment yield was 6.68% and 6.16% for the three-month periods ended September 30, 2000 and 1999, respectively. Investment income was $632.8 million and $597.4 million for the nine-month periods ended September 30, 2000 and 1999, respectively. The increase of $35.4 million in 2000 compared to 1999 is attributable to a $46.5 million increase resulting from a higher average investment yield offset by a $11.1 million decrease as a result of a lower level of average invested assets. Investment income for the nine-month periods ended September 30, 2000 and 1999, includes $64.3 million and $58.6 million, respectively, of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities. The average investment yield was 6.65% and 6.16 % for the nine-month periods ended September 30, 2000 and 1999, respectively.

Interest credited to policyholders was $135.8 million and $131.3 million for the three-month periods ended September 30, 2000 and 1999, respectively. The increase of $4.5 million in 2000 compared to 1999 is attributable to a $5.8 million increase resulting from a higher average interest credited rate offset by a $1.3 million decrease as a result of a lower level of average policyholder balances. Policyholder balances averaged $12.1 billion ($9.8 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $2.3 billion of equity-indexed annuities) and $12.2 billion ($10.0 billion of fixed products and $2.2 billion of equity-indexed annuities) for the three-month periods ended September 30, 2000 and 1999, respectively. The average interest credited rate was 4.49% (5.30% on fixed products and 0.85% on equity-indexed annuities) and 4.30% (5.00% on fixed products and 0.85% on equity-indexed annuities) for the three-month periods ended September 30, 2000 and 1999, respectively. Interest credited to policyholders was $396.3 million and $395.5 million for the nine-month periods ended September 30, 2000 and 1999, respectively. The increase of $0.8 million in 2000 compared to 1999 is attributable to a $9.7 million decrease as a result of a lower level of average policyholder balances offset by a $10.5 million increase resulting from a higher average interest credited rate. Policyholder balances averaged $12.1 billion ($9.7 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $2.4 billion of equity-indexed annuities) and $12.3 billion ($10.2 billion of fixed products and $2.1 billion of equity-indexed annuities) for the nine-month periods ended September 30, 2000 and 1999, respectively. The average interest credited rate was 4.38% (5.18% on fixed products and 0.85% on equity-indexed annuities) and 4.27% (5.00% on fixed products and 0.85% on equity-indexed annuities) for the nine-month periods ended September 30, 2000 and 1999, respectively. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 100%) of the change in value of the S&P 500 Index. The Company's equity-indexed annuities also provide full guarantee of principal if held to term, plus interest at 0.85% annually. For each of the periods presented, the interest credited to equity-indexed policyholders related to the participation rate is reflected net of income recognized on the S&P 500 Index call options and futures resulting in a 0.85% net credited rate.

Average investments in the Company's general account (computed without giving effect to SFAS 115), including a portion of the Company's cash and cash equivalents, were $12.8 billion for the three-month periods ended September 30, 2000 and 1999, respectively. Average investments were $12.7 billion and $12.9 billion for the nine-month periods ended September 30, 2000 and 1999, respectively.

Net realized investment losses were $12.4 million and $12.3 million for the three-month periods and $29.6 million and $26.8 million for the nine-month periods ended September 30, 2000 and 1999, respectively. Sales of investments generally are made to maximize total return and to take advantage of prevailing market conditions. The net realized losses for the three-month period ended September 30, 1999 included losses of $5.7 million for certain fixed maturity investments where the decline in value was determined to be other than temporary. Other than temporary declines of $8.7 million were recorded for the nine-month periods ended September 30, 2000 and 1999, respectively.

Net change in unrealized and undistributed gains in private equity limited partnerships is accounted for on the equity method and represents primarily increases in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. This change in unrealized and undistributed gains is recorded net of the related amortization of deferred policy acquisition costs of $11.0 million and $52.6 million for the three months and nine months ended September 30, 2000, respectively, and net of amounts realized, which are recognized in investment income of $6.2 million and $8.7 million for the three months and nine months ended September 30, 2000, respectively. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. The increase for the three months and nine months ended September 30, 2000 was due primarily to the increase in the valuation of the underlying investments of certain private equity limited partnerships. The corresponding amounts in 1999 were insignificant. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments.

The Company has restated its first and second quarter results of operations and related financial statements to reflect the after-tax net change in unrealized and undistributed gains in private equity limited partnerships. The net increase in net income was $9.7 million, for the quarter ended March 31, 2000 and $4.9 million, for the quarter ended June 30, 2000. The corresponding amounts in 1999 were insignificant.

Surrender charges are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $6.0 million and $4.9 million for the three-month periods and $16.1 million and $13.2 million for the nine-month periods ended September 30, 2000 and 1999, respectively.

On an annualized basis, total annuity withdrawals represented 15.0% and 15.2% of the total average annuity policyholder and separate account balances for the three-month periods ended September 30, 2000 and 1999, respectively, and 15.6% and 14.4% of the total average annuity policyholder and separate account balances for the nine-month periods ended September 30, 2000 and 1999, respectively. The higher level of surrenders are the result of increased competition from other investment products and policy-holders surrendering out of fixed annuities to take advantage of the strong equity markets. The later trend is expected to have a reduced impact on surrender activity as equity markets exhibit increased volatility.

Separate account income is primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $11.8 million and $8.7 million for the three-month periods ended September 30, 2000 and 1999, respectively. Such fees represented 1.22% and 1.32% of the average variable annuity and variable life separate account balances for the three-month periods ended September 30, 2000 and 1999, respectively. Separate account fees were $33.6 million and $23.0 million for the nine-month periods ended September 30, 2000 and 1999, respectively. These fees represented 1.25% and 1.29% of the average variable annuity and variable life separate account balances for the nine-month periods ended September 30, 2000 and 1999, respectively. In addition, for certain separate account institutional accounts, the investment spread is included in separate account income.

Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the level of assets under management, which are affected by product sales, redemptions and changes in the fair values of the investments managed. Management fees were $3.0 million and $2.3 million for the three-month periods ended September 30, 2000 and 1999, respectively, and $8.7 million and $6.5 million for the nine-month periods ended September 30, 2000 and 1999, respectively. The increase in 2000 compared to 1999 primarily reflects an increase in the average level of assets under management. Average separate account assets were $3.8 billion and $2.6 billion for the three-month periods ended September 30, 2000 and 1999, respectively, and $3.6 billion and $2.4 billion for the nine-month periods ended September 30, 2000 and 1999, respectively.

Operating expenses represent compensation and other general and administrative expenses. These expenses were $16.9 million and $13.5 million for the three-month periods ended September 30, 2000 and 1999, respectively, and $51.5 million and $41.2 million for the nine-month periods ended September 30, 2000 and 1999, respectively. The increase in the three and nine-month periods ended September 30, 2000 compared to the same periods in the prior year was primarily due to higher information technology expenses and staffing related cost.

Amortization of deferred policy acquisition costs relates to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such acquisition costs included commissions, costs of policy issuance, underwriting and selling expenses.

Amortization was $26.9 million and $22.8 million for the three-month periods and $83.8 million and $69.5 million for the nine-month periods ended September 30, 2000 and 1999, respectively. Deferred policy acquisition cost amortization expense for the three-month periods ended September 30, 2000 and 1999 represented 30.3% and 30.8%, on an annualized basis, of investment spread and separate account fees for 2000 and 1999, respectively. Deferred policy acquisition cost amortization expense for the nine-month periods ended September 30, 2000 and 1999 represented 31.0% and 30.9%, on an annualized basis, of investment spread and separate account fees for 2000 and 1999, respectively.

Income tax expense was $9.7 million or 21.0% of pre-tax income for the quarter ended September 30, 2000 compared to $9.3 million, or 29.6% of pre-tax income for the quarter ended September 30, 1999. The decrease in the effective tax rate for the third quarter of 2000 primarily reflects a reduction to the valuation allowance established for unrealized capital losses in the "available for sale" investment portfolio. For the first nine months of 2000, income tax expense was $46.6 million or 30.3% of pre-tax income compared to $34.3 million or 33.2% of pre-tax income for the first nine months of 1999.

Financial Condition

Stockholder's equity was $1.159 billion as of September 30, 2000 compared to $1.013 billion as of December 31, 1999. The $146.0 million increase in stockholder's equity consists of a $48.4 million increase in net unrealized investment gains on available for sale securities, dividends of $10.0 million paid to the parent company, and $107.3 million of net income for the period.

Investments (computed without giving effect to Statement of Financial Accounting Standards No. 115), including a portion of the Company's cash and cash equivalents, were $12.8 billion as of September 30, 2000 and December 31, 1999, respectively.

The Company's general investment policy is to hold fixed maturity investments for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its bond portfolio as "available for sale" and carries such investments at fair value. Gross unrealized gains at September 30, 2000 and December 31, 1999 were $199.8 million and $323.3 million, respectively.

Approximately $11.8 billion, or 80.1%, of the Company's general account and certain separate account investments at September 30, 2000, were rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners (NAIC). At September 30, 2000, the carrying value of investments in below investment grade securities totaled $1.2 billion, or 8.5% of general account and certain separate account investments of $14.6 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

The carrying value of non-income producing securities at September 30, 2000 and December 31, 1999 was approximately $26.2 million and $22.6 million, respectively.

Derivatives

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate and total return swap agreements and interest rate cap agreements to match assets more closely to liabilities. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. A total return swap agreement is an agreement to exchange payments based upon an underlying notional balance and changes in variable rate and total return indices. The Company utilizes total return swap agreements to hedge its obligations related to certain separate account liabilities. The Company had 60 and 67 outstanding swap agreements as of September 30, 2000 and December 31, 1999, respectively, with an aggregate notional principal amount of $3.2 billion and $3.4 billion, respectively.

Cap agreements are agreements with a counterparty that require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying notional principal to hedge against rising interest rates. There were no outstanding interest rate cap agreements as of September 30, 2000. The Company had interest rate cap agreements with an aggregate notional amount of $50.0 million as of December 31, 1999.

With respect to the Company's equity-indexed annuities, the Company buys call options and futures on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $443.6 million and $701.1 million as of September 30, 2000 and December 31, 1999, respectively. The Company had total return swap agreements with a carrying value of $37.2 million and $37.8 million as of September 30, 2000 and December 31, 1999, respectively.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement amended SFAS No. 133 to defer its effective date one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" - an amendment of SFAS No. 133. This statement makes certain changes in the hedging provisions of SFAS No. 133 and is effective concurrent with SFAS No. 133 (collectively hereafter referred to as the "Statement"). The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset by the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Upon adoption, the Company will be required to record a cumulative effect adjustment to reflect this accounting change.

The Company is in the process of completing its analysis and evaluation of the requirements and impact of this Statement. Changes in the S&P 500 Index, interest rates, and the interpretation of the Statement by various interested accounting groups will effect the amount of the accounting change. The Company believes, based upon current market conditions and accounting literature, that the cumulative effect, reported after tax and net of related effects of deferred policy acquisition costs, upon adoption at January 1, 2001 will decrease net income and stockholder's equity in a range from $30.0 million to $70.0 million. The adoption of the Statement may increase volatility in reported income due to the requirements of defining an effective hedging relationship under the Statement as opposed to certain hedges the Company believes are effective economic hedges. The Company believes that it will continue to utilize its current risk management philosophy, which includes the use of derivative instruments.

Liquidity

The Company's liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses, policy acquisition costs, and the purchase of investments. The Company generates cash from annuity premiums and deposits, net investment income, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At September 30, 2000, $11.7 billion, or 81.6%, of the Company's general account and certain separate account investments are considered readily marketable.

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

Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to Liberty Financial, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of September 30, 2000, the amount of additional dividends that the Company could pay without such approval was $47.8 million.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk

There have not been any material changes during the nine-month period ended September 30, 2000 in the market risks the Company is exposed to and management of such risks, which are summarized in our 1999 Form 10-K.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit

#27 Financial Data Schedule - page 16

(b) Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYPORT LIFE INSURANCE COMPANY

/s/ Bernhard M. Koch

Bernhard M. Koch
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Jeff Whitehead

Jeff Whitehead
Vice President and Treasurer
(Chief Accounting Officer)

Date: November 14, 2000

Exhibit Index

Exhibit No.	Description	Page

27	Financial Data Schedule	16