Form 10-K
period 2000-12-31
KEYPORT LIFE INSURANCE CO
filed 2001-04-02
CIK 877494

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                        December 31, 2000

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to __________________________________________

Commission file numbers 33-3630, 333-1783, and 333-13609

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

     There were 2,412,000 shares of the registrant's Common Stock, $1.25 par value, outstanding as of March 16, 2001.

Exhibit Index - Page 32	Page 1 of 64

KEYPORT LIFE INSURANCE COMPANY

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2000

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

Keyport's wholly owned insurance subsidiaries are Independence Life and Annuity Company ("Independence Life"), Keyport Ltd. and Keyport Benefit Life Insurance Company ("Keyport Benefit"). Other wholly owned subsidiaries are Liberty Advisory Services Corp., an investment advisory company, and Keyport Financial Services Corp., a broker-dealer (collectively the "Company").

The Company is licensed to sell insurance in all states, the District of Columbia, the Virgin Islands and Bermuda.

The Company is a wholly owned subsidiary of Liberty Financial Companies, Inc. ("Liberty Financial"), which is a publicly traded holding company. Liberty Financial is an indirect majority owned subsidiary of Liberty Mutual Insurance Company ("Liberty Mutual"), a multi-line insurance company.

Liberty Financial is an asset accumulation and management company providing investment management and retirement-oriented insurance products through multiple distribution channels. Keyport issues and underwrites substantially all of Liberty Financial's retirement-oriented insurance products. Liberty Financial's primary investment advisor, asset management and bank distribution operating units are Liberty Funds Group LLC ("LFG"), Colonial Management Associates, Inc. ("Colonial"), Stein Roe & Farnham Incorporated ("Stein Roe"), Newport Pacific Management, Inc. ("Newport"), Crabbe Huson Group, Inc., Progress Investment Management Company, Liberty Asset Management Company, Liberty Wanger Asset Management ("Wanger"), and Independent Financial Marketing Group, Inc. ("Independent"). Colonial, Stein Roe and Newport manage certain underlying mutual funds and other invested assets of Keyport's separate accounts. Stein Roe also provides asset management services for a substantial portion of Keyport's general account. Independent, through its subsidiary, markets Keyport's products through the bank distribution channel.

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

Equity-Indexed Annuities. Equity-indexed annuities are an innovative product first introduced to the marketplace in 1995 by the Company when it began selling its KeyIndex product. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 100%) of the change in value of a specified equity index. KeyIndex is currently offered for one, five, seven, and ten-year terms with interest earnings based on a percentage of the increase in the Standard & Poor's 500 Composite Stock Price Index ("S&P 500 Index") ("S&P", "S&P 500", and "Standard & Poor's" are trademarks of The McGraw Hill Companies, Inc. and have been licensed for use by the Company). With the five, seven and ten-year terms, the interest earnings are based on the highest policy anniversary date value of the S&P 500 Index during the term. KeyIndex also provides a guarantee of principal at the end of the term. Thus, unlike a direct equity investment, even if the S&P 500 Index declines, there is no market risk to the policyholder's principal. The Company's market value adjusted ("MVA") annuity product, KeySelect, offers a choice between a fixed and equity-indexed account similar to KeyIndex and a fixed annuity type interest account. KeySelect offers terms for each equity-indexed account of one, three, five, six and seven years, as well as a ten-year term for the fixed interest account. KeySelect shifts some investment risk to the policyholder, since surrender of the policy before the end of the product term will result in increased or decreased account values based on the change in rates of designated U.S. Treasury securities since the beginning of the term.

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

While the Company currently does not offer traditional life insurance products, it manages a closed block of single premium whole life insurance policies ("SPWLs"), a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of SPWLs in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $1.9 billion as of December 31, 2000.

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

Institutional Annuities. Institutional annuity products are principally single premium deposits made by institutions that provide fixed or variable returns over a fixed period.

The following table sets forth certain information regarding the Company's retirement-oriented insurance business for the periods indicated.

As of or for the Year Ended
December 31,
2000		1999	1998
(in thousands, except policy data)
Policy and Separate Account Liabilities:
Fixed annuities.............................................................................	$ 7,352,641	$ 7,196,577	$ 7,834,321
Equity-indexed annuities.............................................................	2,320,285	2,503,050	2,125,254
Variable annuities........................................................................	2,820,696	2,666,414	1,743,885
Institutional annuities.................................................................	1,524,077	950,051	411,954
Life insurance..............................................................................	2,117,574	2,094,504	2,111,863
Total ...................................................................................	$ 16,135,273	$ 15,410,596	$ 14,227,277

Number of In Force Policies:
Fixed annuities.............................................................................	167,119	182,858	205,508
Equity-indexed annuities.............................................................	48,709	49,691	46,484
Variable annuities........................................................................	47,256	43,677	37,049
Institutional annuities.....................................................................	11	6	2
Life insurance..............................................................................	20,232	21,640	23,097
Total....................................................................................	283,327	297,872	312,140

Average In Force Policy Amount:
Fixed annuities ............................................................................	$ 43,996	$ 39,356	$ 38,122
Indexed annuities.........................................................................	$ 47,636	$ 50,372	$ 45,720
Variable annuities........................................................................	$ 59,690	$ 61,048	$ 47,070
Institutional annuities....................................................................	$138,552,465	$158,342,833	$205,977,000
Life insurance..............................................................................	$ 104,665	$ 96,789	$ 91,435
Premiums (statutory basis):
Fixed annuities.............................................................................	$ 1,239,408	$ 456,461	$ 305,290
Equity-indexed annuities.............................................................	139,114	150,550	278,195
Variable annuities........................................................................	715,753	885,102	507,897
Institutional annuities....................................................................	685,000	500,000	400,000
Life insurance (net of reinsurance)..............................................	(1,974)	(1,749)	(1,039)
Total....................................................................................	$ 2,777,301	$ 1,990,364	$ 1,490,343

New Contracts and Policies :
Fixed annuities.............................................................................	42,009	17,301	10,448
Equity-indexed annuities.............................................................	5,935	6,395	9,249
Variable annuities........................................................................	9,963	14,886	12,238
Institutional annuities....................................................................	3	4	2
Total....................................................................................	57,910	38,586	31,937

Aggregate Amount Subject to Surrender Charges:
Fixed annuities.............................................................................	$ 5,546,097	$ 5,707,985	$ 6,642,810
Equity-indexed annuities.............................................................	$ 2,250,296	$ 2,482,261	$ 2,125,254

Withdrawals and Terminations (statutory basis):
Fixed annuities:
Death......................................................................................	$ 82,336	$ 28,162	$ 28,921
Maturity.................................................................................	$ 165,157	$ 141,366	$ 117,786
Surrender................................................................................	$ 1,484,700	$ 1,219,687	$ 1,135,418
Indexed annuities:
Death......................................................................................	$ 20,077	$ 11,312	$ 11,279
Maturity.................................................................................	$ 509	$ 407	$ 384
Surrender................................................................................	$ 233,348	$ 28,278	$ 19,132
Variable annuities:
Death......................................................................................	$ 19,480	$ 17,297	$ 7,051
Maturity.................................................................................	$ 223,201	$ 222,581	$ 87,258
Surrender................................................................................	$ 214,428	$ 198,813	$ 124,712
Life Insurance:
Death......................................................................................	$ 78,398	$ 75,999	$ 62,584
Surrender.................................................................................	$ 69,887	$ 74,202	$ 77,485

Surrender Rates :
Fixed annuities.............................................................................	20.63%	15.39%	13.63%
Equity-indexed annuities.............................................................	9.32%	1.22%	1.05%
Variable annuities........................................................................	8.04%	8.04%	8.26%
Life insurance..............................................................................	3.34%	3.53%	3.65%

Sales and Asset Retention

Product sales are influenced primarily by overall market conditions impacting the attractiveness of the Company's retirement-oriented insurance products, and by product features, including interest crediting and participation rates, and innovations and services that distinguish the Company's products from those of its competitors.

The Company's mix of annuity products is designed to include products in demand under a variety of economic and market conditions. Sales of SPDAs tend to be sensitive to prevailing interest rates. Sales can be expected to increase and surrenders to decrease in interest rate environments when SPDA rates are higher than rates offered by competing conservative fixed return investments, such as bank certificates of deposit. SPDA sales can be expected to decline and surrenders to increase in interest rate environments when this differential in rates is not present. SPDA sales also can be adversely affected by low interest rates. Conversely, sales of variable annuities can be expected to increase and surrenders of such products to decrease in a rising equity market, low interest rate environment. Similarly sales of equity-indexed annuities can be expected to increase and surrenders to decrease in a rising equity market, low interest rate environment. While sales of equity-indexed annuities can be expected to increase and surrenders to decrease in a rising equity market, low interest rate environment, sales of these products can be affected by the participation rate credited by the Company, which may be reduced in a rising but relatively volatile equity market.

The Company's insurance products include important features designed to promote both sales and asset retention, including crediting rates and surrender charges. Initial interest crediting and participation rates on fixed and equity-indexed products significantly influence the sale of new policies. Resetting of rates on SPDAs impacts retention of SPDA assets, particularly on policies where surrender penalties have expired. At December 31, 2000, crediting rates on 78.0% of the Company's in force SPDA policy liabilities were subject to reset during the succeeding 12 months. In setting crediting and participation rates, the Company takes into account yield characteristics on its investment portfolio, surrender rate assumptions and competitive industry pricing. Interest crediting rates on the Company's in force SPDAs ranged from 4.0% to 8.2% at December 31, 2000. Such policies had guaranteed minimum rates ranging from 3.0% to 4.5% as of such date. Initial interest crediting rates on new policies issued in 2000 ranged from 4.35% to 8.2%. Guaranteed minimum rates on new policies issued during 2000 ranged from 3.0% to 4.5%.

Substantially all of the Company's annuities permit the policyholder at anytime to withdraw all or part of the accumulated policy value. Premature termination of an annuity policy results in the loss by the Company of anticipated future earnings related to the premium deposit and the accelerated recognition of the expenses related to policy acquisition (principally commissions), which otherwise are deferred and amortized over the expected life of the policy. Surrender charges provide a measure of protection against premature withdrawal of policy values. Substantially all of the Company's insurance products currently are issued with surrender charges or similar penalties. Such surrender charges for all policies, except KeyIndex, typically start at 7% of the policy premium and then decline to zero over a five to seven year period. KeyIndex imposes a penalty on surrender of up to 10% of the premium deposit for the life of the policy. At December 31, 2000, 75.4% of the Company's fixed annuity policyholder balances were subject to surrender charges or restrictions. Surrender charges generally do not apply to withdrawals by policyowners of, depending on the policy, either up to 10% per year of the then accumulated value or the accumulated returns. In addition, certain policies may provide for charge-free withdrawals in certain circumstances and at certain times. All policies, except for certain variable annuities, are also subject to "free look" risk (the legal right of a policyholder to cancel the policy and receive back the premium deposit, without interest, for a period ranging from ten days to one year, depending upon the policy). To the extent a policyholder exercises the "free look" option, the Company may realize a loss as a result of any investment losses on the underlying assets during the free look period, as well as the commissions paid on the sale of the policy. While SPWLs also permit withdrawal, it generally would produce significant adverse tax consequences to the policyholder.

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

Customer service is essential to asset accumulation and retention. The Company believes it has a reputation for excellent service to its distributors and its policyholders. The Company has developed advanced technology systems for immediate response to customer inquiries, and rapid processing of policy issuance and commission payments (often at the point of sale). These systems also play an important role in controlling costs. The Company's operating expense ratio for 2000 and 1999 was 0.54% and 0.40% of assets, respectively, which reflects the Company's low cost operations.

General Account Investments

Premium deposits on fixed and indexed annuities are credited to the Company's general account and certain separate account investments (which at December 31, 2000 totaled $15.1 billion). Total general account and certain separate account investments include cash and cash equivalents. To maintain its investment spread at acceptable levels, the Company must earn returns on its general account sufficiently in excess of the fixed or indexed returns credited to policyholders. The key element of this investment process is asset/liability management. Successful asset/liability management requires both a quantitative assessment of overall policy liabilities (including maturities, surrenders and crediting of interest) and prudent investment of general and certain separate account assets. The two most important tools in managing policy liabilities are setting crediting rates and establishing surrender periods. The investment process requires portfolio techniques that earn acceptable yields while effectively managing both interest rate risk and credit risk. The Company emphasizes a conservative approach to asset/liability management, which is oriented toward reducing downside risk in adverse markets, as opposed to maximizing spread in favorable markets. The approach is also designed to reduce earnings volatility. Various factors can impact the Company's investment spread, including changes in interest rates and other factors affecting the Company's general account and certain separate account investments.

The bulk of the Company's general account and certain separate account investments are invested in fixed maturity securities (76.4% at December 31, 2000). The Company's principal strategy for managing interest rate risk is to closely match the duration of its general account investment portfolio to its policyholder balances. The Company also employs hedging strategies to manage this risk, including interest rate swaps and caps. In the case of equity-indexed products, the Company purchases S&P 500 Index call options and futures to hedge its obligations to provide participation rate returns. Credit risk is managed by careful credit analysis and monitoring. A portion of the general account and certain separate account investments (8.3% at December 31, 2000) are invested in below investment grade fixed maturity securities to enhance overall portfolio yield. Below investment grade securities pose greater risks than investment grade securities. The Company actively manages its below investment grade portfolio to optimize its risk/return profile. At December 31, 2000, the carrying value of fixed maturity investments that were non-income producing was $24.4 million, which constituted 0.2% of the Company's general account and certain separate account investments.

As of December 31, 2000, the Company owned approximately $3.3 billion of mortgage-backed securities (21.8% of its general and certain separate account investments), 98.8% of which were investment grade. Mortgage-backed securities are subject to prepayment and extension risks, since the underlying mortgages may be repaid more or less rapidly than scheduled.

As of December 31, 2000, approximately $3.3 billion (21.8% of the Company's general and certain separate account investments) were invested in securities that were sold without registration under the Securities Act and were not freely tradable under the Securities Act or which were otherwise illiquid. These securities may be resold pursuant to an exemption from registration under the Securities Act. If the Company sought to sell such securities, it might be unable to do so at the then current carrying values and might have to dispose of such securities over extended periods of time at uncertain levels.

Marketing and Distribution

Keyport's sales strategy is to use multiple distribution channels to achieve broader market presence. During 2000, the bank channel represented approximately 50.1% of Keyport's annuity sales, and the brokerage channel represented approximately 12.5%. The sale of insurance and investment products through the bank distribution channel is highly regulated. Sales through other distributors of insurance products, such as financial planners, insurance agents and an institutional channel represented approximately 37.4% of total annuity sales.

The following table presents sales information in Keyport's distribution channels for the periods indicated (in millions).

	Sales of Fixed and Indexed Annuities			Sales of Variable Annuities
	Year Ended December 31,			Year Ended December 31,
	2000	1999	1998	2000	1999	1998
Bank channel:
Independent	$374.0	$56.2	$71.3	$215.0	$285.5	$223.7
Third party bank marketers	726.9	457.2	294.4	74.3	35.6	45.8

Other channels:
Broker-dealers	186.5	56.0	69.8	160.6	252.1	126.0
Other distributors (1)	773.9	555.0	547.5	266.8	292.8	111.8

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

Keyport and Independence Life are chartered in Rhode Island and the State of Rhode Island Insurance Department is their primary oversight regulator. Keyport Benefit is chartered in the State of New York and the New York Department of Insurance is its primary oversight regulator. Keyport Benefit operates exclusively in New York. Keyport and Independence Life also must be licensed by the state insurance regulators in each other jurisdiction in which they conduct business. They currently are licensed to conduct business in 49 states (the exception being New York), and in the District of Columbia and the Virgin Islands. State insurance laws generally provide regulators with broad powers related to issuing licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type and amount of investments permitted, limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval, and other related matters. The regulators also make periodic examinations of individual companies and review annual and other reports on the financial conditions of all companies operating within their respective jurisdictions.

Keyport and Independence Life prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the Insurance Department of the State of Rhode Island. Keyport Benefit prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the New York Department of Insurance. State laws prescribe certain statutory accounting practices. Permitted statutory accounting practices encompass all accounting practices that are not proscribed; such practices may differ between the states and companies within a state. In 1998, the NAIC adopted codified statutory accounting principles ("Codification"). Codification will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that the Company uses to prepare its statutory-based financial statements. Codification will require adoption by the various states before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for the Company, the State of Rhode Island and New York must adopt Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results to the Insurance Department. The State of Rhode Island and New York (with modification) have adopted Codification. The adoption of Codification on the Company's statutory-basis financial statements in Rhode Island will reduce statutory surplus at January 1, 2001 by approximately $20 million.

Risk-Based Capital Requirements. In recent years, various states have adopted new quantitative standards promulgated by the NAIC. These standards are designed to reduce the risk of insurance company insolvencies, in part by providing an early warning of financial or other difficulties. These standards include the NAIC's risk-based capital ("RBC") requirements. RBC requirements attempt to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The requirements provide for four different levels of regulatory attention which implement increasing levels of regulatory control (ranging from development of an action plan to mandatory receivership). As of December 31, 2000, Keyport's capital and surplus exceeded the level at which the least severe of these regulatory attention levels would be triggered.

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

Insurance Holding Company Regulation. Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to Liberty Financial, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. The Company paid $10.0 million and $30.0 million in dividends to Liberty Financial during 2000 and 1999, respectively. As of December 31, 2000, the amount of additional dividends that the Company could pay without such approval was $51.3 million. In addition, no person or group may acquire, directly or indirectly, 10% or more of the voting stock or voting power of Keyport unless such person has provided certain required information to the Rhode Island and New York Departments of Business Regulation and such acquisition is approved by the Departments.

General Regulation at Federal Level and Certain Related Matters.

Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance business include limitations on antitrust immunity, minimum solvency requirements and the removal of barriers restricting banks from engaging in the insurance business. In particular, several proposals to repeal or modify the Bank Holding Company Act of 1956 (which prohibits banks from being affiliated with insurance companies) have been made by members of Congress. Moreover, the United States Supreme Court held in 1995 in NationsBank of North Carolina v. Variable Annuity Life Insurance Company that annuities are not insurance for purposes of the National Bank Act. In addition, the Supreme Court also held in 1995 in Barnett Bank of Marion City v. Nelson that state laws prohibiting national banks from selling insurance in small town locations are preempted by federal law. The Office of the Comptroller of the Currency adopted a ruling in November 1996 that permits national banks, under certain circumstances, to expand into other financial services, thereby increasing competition for the Company. At present, the extent to which banks can sell insurance and annuities without regulation by state insurance departments is being litigated in various courts in the United States. Although the effect of these recent developments on the Company and its competitors is uncertain, there can be no assurance that such developments would not have a material adverse effect on the Company.

On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 was signed into law. The major provisions of this new law became effective on November 13, 2000. While the Gramm-Leach-Bliley Act eliminates legal barriers to affiliates among banks, insurance companies and other financial services companies and therefore effectively repeals the Glass-Steagall Act of 1933 (which restricted banks from engaging in securities-related businesses), the effect on the Company and its competitors is uncertain.

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

Employees

As of December 31, 2000, the Company had 384 full-time employees. The Company provides its employees with a broad range of employee benefit programs. The Company believes that its relations with its employees are excellent.

Item 2. Properties

As of December 31, 2000, the Company maintained its executive, administrative and sales offices in leased facilities. The Company leases approximately 96,500 square feet in two facilities in downtown Boston pursuant to leases that expire in 2008. The Company also leases approximately 19,800 square feet in a single facility in Lincoln, Rhode Island, which expires in 2007. The Company sub-leases approximately 600 square feet from Independent in Purchase, New York under a lease which expires in 2007.

Item 3. Legal Proceedings

The Company is from time to time involved in litigation incidental to its business. In the opinion of Keyport's management, the resolution of such litigation is not expected to have a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Directors and Principal Officers of the Registrant

The following are the principal officers and directors of the Company:

	Position with	Other Business, Vocation
	Keyport	or Employment for Past
Name, Age	Year of Election	Five Years

Frederick Lippitt, 84	Director, 1/31/62, and Assistant Secretary, 4/9/69	Chairman of The Providence Plan, Providence, RI

Robert C. Nyman, 65	Director, 4/11/96	Formerly President and Chairman of Nyman Manufacturing Co., East Providence, RI

Philip K. Polkinghorn, 43	Director and President, 5/8/99

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

Paul H. LeFevre, Jr., 58	Chief Operating Officer, 5/8/99

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

Bernard R. Beckerlegge, 54	Senior Vice President and General Counsel, 9/1/95

Director, 1/30/98, and Senior Vice President and General Counsel, 2/6/98, of Keyport Benefit Life Insurance Company; formerly Senior Vice President and General Counsel of LASC, 7/22/97; Senior Vice President and General Counsel of Independence Life and Annuity Company, 10/9/95; formerly General Counsel for B.T. Variable Insurance Co., 8/1/88

William Hayward, 45	Senior Vice President, 8/13/99	Senior Vice President of Keyport Benefit Life Insurance Company, 9/10/99; formerly Vice President and Managing Director - Administration/Information Systems of Allmerica Financial Corporation, 1/94

Bernhard M. Koch, 46	Senior Vice President and Chief Financial Officer, 8/7/97

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

Stewart R. Morrison, 44	Senior Vice President, 4/10/97, and Chief Investment Officer, 5/16/94

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

James P. Greaton, 43	Vice President and Corporate Actuary, 6/12/96

Vice President and Corporate Actuary of Keyport Benefit Life Insurance Company, 2/6/98; Vice President and Corporate Actuary of Independence Life and Annuity Company, 12/31/96; formerly Valuation Actuary, Providian Capital Management, 5/94

Jeffrey J. Lobo, 39	Vice President--Risk Management, 6/12/96

Formerly Assistant Vice President - Director of Quantitative Research for the Company; Vice President - Risk Management of Keyport Benefit Life Insurance Company, 2/6/98; formerly Vice President of Credit Suisse Financial Products, 11/94

Jeffery J. Whitehead, 44	Vice President, 11/5/92, and Treasurer, 5/4/95

Formerly Controller of the Company; Vice President and Treasurer of Keyport Benefit Life Insurance Company, 2/6/98; Vice President and Treasurer of LASC, 5/19/95; Vice President and Treasurer of Independence Life and Annuity Company, 5/19/9 5

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Not applicable.

Item 6. Selected Financial Data (in thousands)
As of and for the year ended December 31,	2000	1999	1998	1997	1996

Income statement data:
Investment income	$ 856,808	$ 805,216	$ 815,226	$ 847,048	$ 790,365
Interest credited	539,643	526,574	562,238	594,084	572,719
Investment spread	317,165	278,642	252,988	252,964	217,646
Net change in unrealized and
undistributed gains in private
equity limited partnerships	31,604	0	0	0	0
Fee income	79,658	60,146	42,836	36,353	33,534
Operating expenses	70,542	54,424	53,544	49,941	43,815
Income before income taxes	199,713	140,636	161,519	172,651	137,846
Net income	142,585	94,659	108,600	113,561	90,624

Balance sheet data:
Total cash and investments	$13,886,294	$13,123,851	$13,317,878	$13,505,858	$12,305,312
Total assets	19,008,014	17,495,977	15,775,231	15,342,189	13,924,557
Stockholder's equity	1,280,235	1,013,388	1,135,597	1,103,021	980,782

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Net income was $142.6 million, $94.7 million and $108.6 million for the years ended December 31, 2000, 1999, and 1998, respectively. The increase in the year ended December 31, 2000 primarily related to the net change in unrealized and undistributed gains in private equity limited partnerships, coupled with increases in net investment spread, fee income, and decreases in net realized investment gains (losses). These increases were offset by increases in operating expenses, policy benefits, amortization of deferred policy acquisition costs and income taxes. The decrease in the year ended December 31, 1999 compared to December 31, 1998 was primarily attributable to decreases in net realized investment gains.

Income from operations (income before income taxes, net change in unrealized and undistributed gains in private equity limited partnerships, and net realized gains (losses)) was $203.9 million, $182.1 million and $160.7 million for the years ended December 31, 2000, 1999, and 1998, respectively. The increase in 2000 compared to 1999 was primarily attributable to increases in net spread and fee income offset by an increase in operating expense. The increase in 1999 compared to 1998 was primarily attributable to the increase in net investment spread.

Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited to policyholder balances. Investment spread was $317.2 million, $278.6 million and $253.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage was 2.26%, 1.97% and 1.78% for the years ended December 31, 2000, 1999, and 1998, respectively.

Investment income was $856.8 million, $805.2 million and $815.2 million for the years ended December 31, 2000, 1999, and 1998, respectively. The increase of $51.6 million in 2000 compared to 1999 is the result of a higher average investment yield ($62.2 million) offset by a decrease in average invested assets ($10.6 million). The average investment yield was 6.74% in 2000 compared to 6.25% in 1999. Investment income decreased in 1999 compared to 1998 as a result of a lower average investment yield offset by an increase in average invested assets. The average investment yield was 6.25% in 1999 compared to 6.36% in 1998. Net investment income included option amortization related to the Company's equity-indexed annuities of $79.7 million, $77.2 million and $70.8 million for the years ended December 31, 2000, 1999, and 1998, respectively.

Interest credited to policyholders totaled $539.6 million, $526.6 million and $562.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase of $13.0 million in 2000 compared to 1999 is the result of a higher average interest credited rate ($24.1 million) offset by lower average policyholder balances ($11.1 million). Policyholder balances averaged $12.0 billion ($9.7 billion of fixed products and $2.3 billion of equity-indexed annuities) in 2000 compared to $12.3 billion ($10.1 billion of fixed products and $2.2 billion of equity-indexed annuities) in 1999. The average interest credited rate was 4.48% (5.27% on fixed products and 0.85% on equity-indexed annuities) in 2000 compared to 4.28% (5.00% on fixed products and 0.85% on equity-indexed annuities) in 1999. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 100%) of the change in value of the S&P 500 Index. The Company's equity-indexed annuities also provide a full guarantee of principal if held to term, plus interest at 0.85% annually. For each of the periods presented, the interest credited to equity-indexed policyholders related to the participation rate was offset by investment income recognized on S&P 500 Index call options and futures, resulting in an 0.85% net interest credited rate. Interest credited to policyholders decreased in 1999 compared to 1998 as a result of a lower average interest credited. Policyholder balances averaged $12.3 billion in 1999 and 1998. The average interest credited rate was 4.28% in 1999 compared to 4.58% in 1998.

Average investments (computed without giving effect to Statement of Financial Accounting Standards No. 115), including a portion of the Company's cash and cash equivalents, were $12.7 billion and $12.9 billion for the year ended December 31, 2000 and 1999, respectively.

Net realized investment (losses) gains were $(35.8) million, $(41.5) million and $0.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. The net realized investment losses in 2000 and 1999 included losses of $16.7 million and $18.3 million, respectively, for certain fixed maturity investments where the decline in value was determined to be other than temporary.

Net change in unrealized and undistributed gains in private equity limited partnerships is accounted for on the equity method and represents primarily increases in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. This change in unrealized and undistributed gains is recorded net of the related amortization of deferred policy acquisition costs of $58.8 million and net of the amounts realized, which are recognized in investment income, of $13.3 million for the year ended December 31, 2000. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. The corresponding amounts in 1999 and 1998 were immaterial. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company not incur losses in the future on such investments.

Surrender charges are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $24.3 million, $17.7 million and $17.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Total annuity withdrawals represented 16.2% 14.7% and 13.2% of the total average annuity policyholder and separate account balances during 2000, 1999 and 1998, respectively. Higher surrenders are primarily due to increased competition from other investment products and a declining interest rate environment.

Separate account income is primarily mortality and expense charges earned on variable annuity and variable life policyholder balances and net spread from institutional business. Mortality and expense charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $39.3 million, $29.1 million and $20.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. Variable product fees represented 1.40%, 1.45% and 1.44% of average variable annuity and variable life separate account balances in 2000, 1999 and 1998, respectively. Net spread from institutional contracts was $4.2 million and $4.3 million for the years ended December 31, 2000 and 1999 respectively.

Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the levels of assets under management, which are affected by product sales, redemptions and changes in the market values of the investments managed. Management fees were $11.9 million, $8.9 million and $4.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increases reflect a higher level of average separate account assets under management. Average separate account assets were $3.7 billion, $2.6 billion and $1.5 billion for the years ended December 31, 2000, 1999 and 1998, respectively.

Operating expenses primarily represent compensation, general and administrative expenses. These expenses were $70.5 million, $54.4 million and $53.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increases during 2000 were due to higher employee related expenses and information technology costs.

Amortization of deferred policy acquisition costs relates to the amortization of the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such acquisition costs included commissions, costs of policy issuance, underwriting and selling expenses.

Amortization was $116.1 million, $97.4 million, and $77.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. The $18.7 million increase in amortization in 2000 compared to 1999 was primarily related to the increase in investment spread from the growth of business in force associated with fixed and equity-indexed annuities. The $20.0 increase in amortization in 1999 compared to 1998 was primarily related to the increase in investment spread from the growth of business in force associated with fixed and equity-indexed products and the increased sales of variable annuity products during 1999. Amortization expense represented 28.3%, 31.2% and 27.7% of investment spread and separate account fees for 2000, 1999, and 1998, respectively.

Income tax expense was $57.1 million, $46.0 million and $52.9 million or 28.61%, 32.69% and 32.76% of pretax income for the years ended December 31, 2000, 1999, and 1998, respectively. The decrease in the effective tax rate in 2000 compared to 1999 primarily reflects a reduction to the valuation allowance established for unrealized capital losses in the "available for sale" investment portfolio.

Financial Condition

Stockholder's Equity was $1.280 billion and $1.013 billion at December 31, 2000 and 1999, respectively. The $266.8 million increase in stockholder's equity consist of a $276.8 million increase in comprehensive income ($134.2 million of net unrealized investment gains combined with net income of $142.6) offset by $10.0 million in dividends paid to the parent company.

Investments (computed without giving effect to Statement of Financial Accounting Standards No. 115), including a portion of the Company's cash and cash equivalents, were $12.6 billion and $12.8 billion at December 31, 2000 and 1999, respectively.

The Company's general investment policy is to hold fixed maturity investments for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its entire fixed maturity portfolio as "available for sale" and carries such investments at fair value. Gross unrealized losses at December 31, 2000 and 1999 were $60.2 million and $330.3 million, respectively.

Approximately $11.6 billion, or 76.5%, of the Company's general account and certain separate account investments at December 31, 2000, were rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the NAIC. At December 31, 2000, the carrying value of investments in below investment grade securities totaled $1.3 billion, or 8.3% of general account and certain separate account investments of $15.1 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

The Company routinely reviews its portfolio of investment securities. The Company identifies any investments that require additional monitoring on a monthly basis, and carefully reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports and other externally generated information concerning the creditor's affairs. In the case of publicly traded investments, management also considers market value quotations, if available. As of December 31, 2000 and 1999, the carrying value of fixed maturity investments that were non-income producing was $24.4 million and $22.6 million, respectively, which constitutes 0.16% of general account and certain separate account investments.

Quantitative and Qualitative Disclosures About Market Risk

Market-Sensitive Instruments and Risk Management

Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. The Company's primary market risk exposures are to changes in interest rates and equity prices.

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

The Company administers and oversees the investment risk management processes primarily through its Investment Committee, its Board of Directors, and the Board of Directors of Liberty Financial. The Investment Committee and Board of Directors provide executive oversight of investment activities. The Investment Committee is a senior management committee consisting of the Chief Investment Officer, Chief Financial Officer, President, Chief Operating Officer and members of senior management of Liberty Financial. The Investment Committee meets monthly to provide detailed oversight of investment risk, including market risk.

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

The Company manages the interest rate risk inherent in its assets relative to the interest rate risk inherent in its liabilities. One of the measures the Company uses to quantify this exposure is effective duration. Effective duration is a common measure for the price sensitivity of assets and liabilities to changes in interest rates. It measures the approximate percentage change in the fair value of assets and liabilities when interest rates change by 100 basis points. This measure includes the impact of estimated changes in portfolio cash flows from features such as prepayments and bond calls. The effective duration of assets and related liabilities are produced using standard financial valuation techniques. At December 31, 2000 and 1999, the estimated difference between the Company's asset and liability duration was approximately 0.8 and 1.8, respectively. This positive duration gap indicates that the fair value of the Company's assets is somewhat more sensitive to interest rate movements than the fair value of its liabilities.

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

The Company's potential exposure due to a 10% increase in prevailing interest rates from their December 31, 2000 and 1999 levels was a loss of $79.2 million and $146.3 million, respectively, in fair value of its fixed-rate assets that were not offset by a decrease in the fair value of its fixed-rate liabilities. The decrease in potential exposure is primarily due to higher prevailing market interest rates and the decrease in positive duration gap. The Company expects that its exposure to loss as interest rate changes occur will be minimized and that actual losses will be less than the estimated potential loss due to the combination of asset/liability management strategies and flexibility in adjusting crediting rate levels.

Equity Price Risk

Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock or stock index. At December 31, 2000 and 1999, the Company had approximately $76.4 million and $37.9 million, respectively, in common stocks and $337.7 million and $701.1 million, respectively, in call options.

At December 31, 2000 and 1999, the Company had $2.3 billion and $2.2 billion, respectively, in equity-indexed annuity liabilities that provide customers with contractually guaranteed participation in price appreciation of the Standard & Poor's 500 Composite Price Index ("S&P 500 Index"). The Company purchases equity-indexed options and futures to hedge the risk associated with the price appreciation component of equity-indexed annuity liabilities.

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

Based upon the information and assumptions the Company uses in its stress-test scenarios at December 31, 2000 and 1999, management estimates that if the S&P 500 Index increases by 10%, the net fair value of its assets and liabilities described above would increase (decrease) by approximately $(5.7) million and $1.5 million, respectively. If the S&P 500 Index decreases by 10%, management estimates that the net fair value of its assets and liabilities will decrease by approximately $7.2 million and $0.2 million, respectively. If option implied volatilities increase by 100 basis points, management estimates that the net fair value of its assets and liabilities will decrease by approximately $1.4 million and $5.2 million, respectively.

The simulations do not consider the effects of other changes in market conditions that could accompany changes in the equity option and futures markets including the effects of changes in implied dividend yields, interest rates, and equity-indexed annuity policy surrenders.

Derivatives

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate and total return swap agreements and interest rate cap agreements to match assets more closely to liabilities. Interest rate swap agreements are agreements to exchange with counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. A total return swap agreement is an agreement to exchange payments based upon an underlying notional balance and changes in variable rate and total return indices. The Company utilizes total return swap agreements to hedge its obligations related to certain separate account liabilities. The Company had 69 and 67 outstanding swap agreements with an aggregate notional principal amount of $3.8 billion and $3.4 billion as of December 31, 2000 and 1999, respectively.

Cap agreements are agreements with a counterparty that require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had interest rate cap agreements with an aggregate notional amount of $50.0 million at December 31, 1999. The Company had no outstanding interest rate cap agreements as of December 31, 2000.

With respect to the Company's equity-indexed annuities and certain separate account liabilities, the Company buys call options, futures and certain total return swap agreements on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had total return swap agreements with a carrying value of $23.9 million and $37.8 million as of December 31, 2000 and 1999, respectively.

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

The Company estimates that the cumulative effect, reported after tax and net of related effects of deferred policy acquisition costs, upon adoption at January 1, 2001 will decrease net income and stockholder's equity by approximately $55.0 million. The adoption of the Statement may increase volatility in reported income due to the requirement to mark all derivatives to fair value and the definition of an effective hedging relationship under the Statement as opposed to certain hedges the Company believes are effective economic hedges. The Company believes that it will continue to utilize its current risk management philosophy, which includes the use of derivative instruments.

Liquidity and Capital Resources

The Company's liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses, policy acquisition costs, and investment purchases. The Company generates cash from annuity premiums, deposits, net investment income, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At December 31, 2000, $11.0 billion, or 79.2%, of the Company's general account investments are considered readily marketable.

To the extent that unanticipated surrenders cause the Company to sell for liquidity purposes a material amount of securities prior to their maturity, such surrenders could have a material adverse effect on the Company. Although no assurance can be given, the Company believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments, thereby precluding the sale of fixed maturity investments in a potentially unfavorable market. In addition, the Company's fixed-rate products incorporate surrender charges to encourage persistency and make the cost of its policyholder balances more predictable. Approximately 75% of the Company's fixed annuity policyholder balances were subject to surrender charges or restrictions at December 31, 2000.

Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to Liberty Financial, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. The Company paid $10.0 million, $30.0 million and $20.0 million in dividends to Liberty Financial in 2000, 1999 and 1998, respectively. The Company had not previously paid any dividends since its acquisition in 1988. At December 31, 2000, the amount of additional dividends that the Company could pay without such approval was $51.3 million.

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

Stategic Review

On November 1, 2000, the Company's parent company announced that it has retained an investment banking firm to review its strategic alternatives, including a possible sale of the Company. To help retain its employees during the strategic review, the Company implemented a special compensation plan that provides cash retention bonuses to substantially all employees. The Company recorded a $2.0 million expense in 2000 relating to this plan. The retention bonuses are generally based on employees' base salary and/or target incentive compensation amounts, except for sales personnel where retention bonuses are based on sales. The estimated maximum cost of the retention bonuses, assuming all covered employees remain with the Company, is approximately $28.0 million with fifty percent payable on November 1, 2001 and the remainder payable on April 1, 2002. In the event of a change of control of the Company that occurs prior to November 1, 2001, the payments would be accelerated and the retention bonus amount would be reduced, subject to a minimum. The estimated minimum retention bonus is approximately $17.0 million and would be recognized if a change of control occurs as of May 14, 2001. The amount of the retention bonus increases from the minimum on May 14, 2001 to the maximum on October 31, 2001. In calculating the 2000 expense of $2.0 million, a turnover rate of 15% was assumed.

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

Item 8. Consolidated Financial Statements and Supplementary Data

The Company's consolidated financial statements begin on page F-1. Reference is made to the Index to Financial Statements on page 30 herein.

Additional financial statement schedules are included on pages S-2 through S-4 herein. Reference is made to the Index to Financial Statement Schedules on page 30 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information relating to the executive officers of the registrant appears under the caption "Executive Officers of the Registrant" included in Part I of this Form 10-K following Item 4.

Item 11. Executive Compensation

The tables that appear below, along with the accompanying text and footnotes, provide information on compensation and benefits for the named executive officers, in accordance with applicable SEC requirements. All the data regarding values for stock options pertain to options to purchase shares of Keyport's parent corporation, Liberty Financial Companies, Inc. ("Liberty Financial"). Such data are hypothetical in terms of the amounts that an individual may or may not receive, because such amounts are contingent on continued employment with Keyport and the price of Liberty Financial's Common Stock ("Common Stock"). All year-end values shown in these tables for outstanding stock options reflect a price of $44.5625 per share, which was the closing price of the Common Stock on the New York Stock Exchange on December 29, 2000 (the last trading day of 2000). None of the named executive officers received any perquisites during 2000 exceeding the lesser of $50,000 or 10% of such officer's total salary and bonus for such year.

Summary Compensation Table. The following table sets forth compensation information for the past three fiscal years for each of Keyport's chief executive officer and the other four most highly compensated executive officers:

Summary Compensation Table
Long-Term
Annual Compensation	Compensation
				Restricted	Securities	All Other
Name and Principal		Base Salary	Bonus	Stock	Underlying	Compensation
Position During 2000	Year	($)	($)[1]	Awards[2]($)	Options (#)	($)[3]

Philip K. Polkinghorn (4)	2000	435,000	501,000	105,415	25,000	26,052
President	1999	279,960	350,000	377,188	50,000	553,429

Paul H. LeFevre, Jr.	2000	354,600	300,000	118,592	15,000	30,069
Chief Operating	1999	341,000	363,000	112,988	18,000	24,434
Officer	1998	328,000	338,300	210,813	9,000	41,422

Francis E. Reinhart (5)	2000	243,800	--	26,358	5,000	333,216
Senior Vice President	1999	268,000	123,500	--	11,000	12,773
& Chief	1998	258,000	112,000	--	6,500	25,490
Information Officer

Stewart R. Morrison	2000	285,000	212,000	118,592	12,000	19,653
Senior Vice President &	1999	255,000	200,000	90,881	9,000	15,432
Chief Investment Officer	1998	240,000	145,000	63,219	5,000	25,808

Bernhard M. Koch	2000	275,600	165,000	65,885	9,000	9,720
Senior Vice President &	1999	265,000	139,100	44,213	7,000	8,340
Chief Financial Officer	1998	258,000	123,000	55,781	5,000	64,027

____________________________________________

1  The bonus payments are reported with respect to the year in which the bonus was earned.

2  Calculated by multiplying the closing price of Liberty Financial's Common Stock on the New York Stock Exchange on the date of grant ($26.3538 on May 9, 2000;$23.1875 on May 5, 1999 and $24.5625 on May 11, 1999; $37.1875 on May 11, 1998 and $24.3125 on October 23, 1998; $28.50 on May 13, 1997) by the number of shares awarded. The number of shares and value of restricted stock held by the named executive officers as of December 29, 2000 (based on the New York Stock Exchange closing price of $44.5620 for Liberty Financial's Common Stock at fiscal year end) is as follows: Mr. Polkinghorn: 20,000 shares, $891,240; Mr. LeFevre: 19,500 shares, $868,959; Mr. Morrison: 11,400 shares, $508,007; Mr. Koch: 5,800 shares, $258,460; and Mr. Reinhart 1,000 shares, $44,562. The restricted stock granted in May 1998 (Mr. LeFevre 2,400 shares; Mr. Morrison 1,700 shares and Mr. Koch 1,500 shares) will vest on May 12, 2004 or any time after May 11, 2000 if for a 10 consecutive trading day period the closing price of Liberty Financial common stock exceeds $54.45. The restricted stock granted in October 1998 (Mr. LeFevre 5,000 shares) will vest on October 23, 2004 or any time after October 22, 2000 if for a 10 consecutive trading day period the closing price of Liberty Financial common stock exceeds $35.60. The stock granted to Mr. Polkinghorn on May 5, 1999 (11,500 shares) will vest on May 5, 2005 or any time after May 4, 2001 if for a 10 consecutive trading day period the closing price of Liberty Financial Common Stock exceeds $33.95. The restricted stock granted on May 11, 1999 (Mr. LeFevre 4,600 shares, Mr. Morrison 3,700 shares, and Mr. Koch 1,800 shares) will vest on May 11, 2005 or any time after May 10, 2001 if for a 10 consecutive day trading period the closing price of Liberty Financial Company Common Stock exceeds $35.96. The restricted stock granted on May 9, 2000 (Mr. Polkinghorn 4,000 shares, Mr. LeFevre 4,500 shares, Mr. Morrison 4,500 shares, and Mr. Koch 2,500 shares) will vest on May 9, 2006 or any time after May 8, 2002 if for a 10 consecutive trading day period the closing price of Liberty Financial common stock exceeds $26.35. Holders of restricted stock are entitled to vote their restricted shares and retain all dividends which may be paid with respect to such shares. In general, in the event of termination of employment, restricted shares are forfeited by the holders and revert to Liberty Financial. The closing price of the Liberty Financial's Common Stock on the New York Stock Exchange on March 16, 2001 was $44.25.

3  Consists of (a) contributions under defined contribution plans for the benefit of the named executive officers, individually as follows: Mr. Polkinghorn, $26,052 in 2000, $12,458 in 1999; Mr. LeFevre, $30,069 in 2000, $24,434 in 1999, and $41,422 in 1998; Mr. Reinhart, $333,216 in 2000, $12,773 in 1999, and $25,490 in 1998; Mr. Morrison, $19,653 in 2000, $15,432 in 1999, and $25,808 in 1998; and Mr. Koch, $9,720 in 2000, $8,640 in 1999, and $7,650 in 1998; (b) for Mr. Polkinghorn, a signing bonus of $500,000 and a relocation reimbursement of $40,971 in 1999; and (c) in the case of Mr. Koch, a relocation reimbursement of $56,377 in 1998.

4  Mr. Polkinghorn became President on May 5, 1999.

5  Mr. Reinhart's all other compensation includes payments into the supplementary retirement plan. Mr. Reinhart retired on October 1, 2000.

Option Grant Table. The following table sets forth certain information regarding options to purchase Common Stock granted during 2000 by Liberty Financial to the executive officers named in the above summary compensation table.

Option Grants in Last Fiscal Year
					Potential Realizable
Number of		Percent of			Value at Assumed
Securities		Total Options			Annual Rates of Stock
Underlying		Granted to	Exercise		Price Appreciation of
Options		Employees in	Price Per	Expiration	Option Term ($)1
Name	Granted (#)	2000	Share ($)	on Date1	5%	10%

Philip K. Polkinghorn	25,000	3.18%	18.0000	5/08/10	283,003	717,184

Paul H. LeFevre, Jr.	15,000	1.91%	18.0000	5/08/10	169,802	430,310

Francis E. Reinhart	5,000	0.64%	18.0000	5/08/10	56,601	143,437

Stewart R. Morrison	12,000	1.53%	18.0000	5/08/10	135,841	344,248

Bernhard M. Koch	9,000	0.74%	18.0000	5/08/10	101,881	258,186

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

Option Exercises and Year-End Values Table. The following table sets forth certain information regarding (i) the 2000 exercises of stock options and (ii) the stock options held as of December 31, 2000 by the executive officers named in the above summary compensation table.

Aggregate Option Exercises in Last Fiscal Year and Aggregate Option Values at Fiscal Year-End

			Number of		Value of
			Securities		Unexercised
	Shares		Underlying		In-the-Money
	Acquired		Unexercised		Options at
	Upon	Value	Options at		Year-End
	Exercise	Realized	Year-End (#)		($) (1)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Phillip K. Polkinghorn	--	---	12,500	62,500	257,041	1,435,172

Paul H. LeFevre, Jr.	9,837	165,704	43,535	35,268	958,641	738,097

Francis E. Reinhart	---	---	57,126	---	1,313,425	---

Stewart R. Morrison	---	---	18,439	22,749	357,514	496,934

Bernhard M. Koch	----	---	11,562	19,188	111,428	381,824

(1) The value of unexercised in-the-money options is calculated by multiplying the number of underlying shares by the difference between the closing price of the Liberty Financial Common Stock on the New York Stock Exchange at the end of 2000 ($44.562) and the option exercise price of those shares. These values have not been realized. The closing price of the Liberty Financial Common Stock on the New York Stock Exchange on March 16, 2001 was $44.25.

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

Benefits under the Pension Plans are based on an employee's average pay for the five highest consecutive years during the last ten years of employment, the employee's estimated social security retirement benefit and years of credited service with Keyport. The current average compensation covered by the Pension Plans for each participating executive officer in the above summary compensation table is as follows: Mr. Polkinghorn, $782,980; Mr. LeFevre, $584,083; Mr. Reinhart, $364,967; Mr. Morrison, $380,284; and Mr. Koch, $387,600. For purposes of determining benefits payable upon retirement under the Pension Plans, compensation includes base salary and annual bonus. Benefits are payable in the form of a single-life annuity providing for monthly payments. Actuarially equivalent methods of payment may be elected by the recipient. As of December 31, 2000, the executive officers named in the above summary compensation table had the following full credited years of service under the Pension Plans: Mr. Polkinghorn, 1 year; Mr. LeFevre, 21 years; Mr. Reinhart, 16 years; Mr. Morrison, 10 years; and Mr. Koch, 3 years. Mr. Polkinghorn and Mr. Koch are not yet vested under the Pension Plan.

Change of Control Provisions of 1990 Stock Option Plan. Liberty Financial's 1990 Stock Option Plan, as amended (the "1990 Plan"), provided for the grant of options to officers and other key employees of Liberty Financial for the purchase of shares of common stock. As of March 16, 2001, options issued and outstanding under the 1990 Plan included 12,872 shares held by Mr. LeFevre (all of which were vested) and 12,750 shares held by Mr. Reinhart (all of which were vested). No additional options will be granted under the 1990 Plan. Upon a change of control of Liberty Financial (defined as the transfer of 50% or more of the equity ownership of Liberty Financial other than solely pursuant to a public offering in which securities are issued for cash), Liberty Financial's Compensation and Stock Option Plan committee may, in its discretion, elect to cancel all outstanding options by paying the holders thereof an amount equal to the difference between the fair market value of the Common Stock and the exercise price of such options.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Keyport is a wholly owned, subsidiary of Liberty Financial which is a registrant under the Securities Exchange Act of 1934. Liberty Financial is a majority owned, indirect subsidiary of Liberty Mutual Insurance Company.

Item 13. Certain Relationships and Related Transactions

As noted in Item 12, Keyport is a wholly owned, indirect subsidiary of Liberty Financial.

Prior to 1999, Keyport had a sales arrangement with Liberty Life Assurance Company of Boston ("Liberty Life"), a subsidiary of Liberty Mutual which is licensed to sell variable annuity contracts in the State of New York. Liberty Life issued variable annuity contracts in New York with substantially the same policy terms and underlying investment options as Keyport's variable annuity products, the premiums for which are deposited in a separate account of Liberty Life. Keyport continues to provide administrative services to Liberty Life with respect to such annuities. All contractual obligations in respect of such annuities are those of Liberty Life rather than of Keyport. Liberty Life charges the fees payable under the annuities, pays Keyport a fee designed to cover Keyport's expenses in administering these annuities, and retains the balance. During 2000, Liberty Life paid Keyport fees of approximately $266,000 under these arrangements.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) 1. Financial Statements	Page

Report of Independent Auditors	F-1
Consolidated Balance Sheet, December 31, 2000 and 1999	F-2
Consolidated Income Statement for the Years Ended December 31, 2000, 1999
and 1998	F-3
Consolidated Statement of Stockholder's Equity for the Years Ended
December 31, 2000, 1999 and 1998	F-4
Consolidated Statement of Cash Flows for the Years Ended December 31,
2000, 1999 and 1998	F-5
Notes to Consolidated Financial Statements	F-6 through F-24

2. Financial Statement Schedules

I--Summary of Investments	S-2
III-- Supplementary Insurance Information	S-3

All other schedules are omitted because they are not applicable or are not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(b) Exhibits

The exhibits filed as part of this Report are listed on the Exhibit Index immediately preceding the Exhibits.

(c) Reports on Form 8-K.

On November 16, 2000, the Company filed a Current Report on Form 8-K pursuant to which the Company stated that Liberty Financial Companies, Inc., a Massachusetts corporation ("LFC"), the Company's corporate parent, issued a press release stating that it had retained CS First Boston to help explore strategic alternatives, including the possible sale of LFC. LFC added that, because the strategic review was then ongoing, it could not speculate on the outcome, and there is no assurance that any transaction will be completed. The report also stated that LFC would have no further public comment on this subject until LFC and CS First Boston complete the review.

Report of Independent Auditors

The Board of Directors

Keyport Life Insurance Company

We have audited the consolidated balance sheets of Keyport Life Insurance Company as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keyport Life Insurance Company at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Boston, Massachusetts

January 29, 2001

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEET

(in thousands)
	December 31,
ASSETS	2000	1999

Cash and investments:
Fixed maturities available for sale (amortized cost: 2000 - $10,728,519;
1999 - $10,846,403)	$10,668,288	$10,516,094
Equity securities (cost: 2000 - $71,489; 1999 - $30,964)	76,427	37,933
Mortgage loans	9,433	12,125
Policy loans	620,824	599,478
Other invested assets	783,043	882,318
Cash and cash equivalents	1,728,279	1,075,903
Total cash and investments	13,886,294	13,123,851

Accrued investment income	163,474	161,976
Deferred policy acquisition costs	547,901	739,194
Income taxes recoverable	-	34,771
Intangible assets	15,570	16,826
Receivable for investments sold	90,545	2,683
Other assets	91,742	53,536
Separate account assets	4,212,488	3,363,140

Total assets	$19,008,014	$17,495,977

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Policy liabilities	$11,968,489	$12,109,628
Income taxes payable	9,954	-
Deferred income taxes	161,615	267,966
Payable for investments purchased and loaned	1,364,531	754,878
Other liabilities	56,403	49,149
Separate account liabilities	4,166,787	3,300,968
Total liabilities	17,727,779	16,482,589

Stockholder's equity:
Common stock, $1.25 par value; authorized 8,000 shares;
issued and outstanding 2,412 shares	3,015	3,015
Additional paid-in capital	505,933	505,933
Retained earnings	797,606	665,055
Accumulated other comprehensive loss	(26,319)	(160,615)
Total stockholder's equity	1,280,235	1,013,388

Total liabilities and stockholder's equity	$19,008,014	$17,495,977

See accompanying notes.

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED INCOME STATEMENT

(in thousands)
	Year ended December 31,
	2000	1999	1998

Revenues:
Net investment income, including distributions from private equity limited partnerships	$ 856,808	$ 805,216	$ 815,226
Interest credited to policyholders	539,643	526,574	562,238
Investment spread	317,165	278,642	252,988
Net realized investment (losses) gains	(35,796)	(41,510)	785
Net change in unrealized and undistributed gains in private equity limited partnerships	31,604	- -	- -
Fee income:
Surrender charges	24,266	17,730	17,487
Separate account income	43,518	33,485	20,589
Management fees	11,874	8,931	4,760
Total fee income	79,658	60,146	42,836

Expenses:
Policy benefits	4,997	3,603	2,880
Operating expenses	70,542	54,424	53,544
Amortization of deferred policy acquisition costs	116,123	97,359	77,410
Amortization of intangible assets	1,256	1,256	1,256
Total expenses	192,918	156,642	135,090

Income before income taxes	199,713	140,636	161,519
Income tax expense	57,128	45,977	52,919

Net income	$ 142,585	$ 94,659	$ 108,600

See accompanying notes.

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

(in thousands)
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 1997	$3,015	$505,933	$511,796	$ 82,277	$1,103,021

Comprehensive income (loss)
Net income	-	-	108,600	-	108,600
Other comprehensive income, net of tax
Net unrealized investment losses	-	-	-	(56,024)	(56,024)
Comprehensive income					52,576
Dividends paid to Parent	-	-	(20,000)	-	(20,000)

Balance, December 31, 1998	3,015	505,933	600,396	26,253	1,135,597

Comprehensive income (loss)
Net income	-	-	94,659	-	94,659
Other comprehensive loss,
net of tax
Net unrealized investment losses	-	-	-	(186,868)	(186,868)
Comprehensive loss					(92,209)

Dividends paid to Parent	-	-	(30,000)	-	(30,000)

Balance, December 31, 1999	3,015	505,933	665,055	(160,615)	1,013,388

Comprehensive income (loss)
Net income	-	-	142,585	-	142,585
Other comprehensive loss,
net of tax
Net unrealized investment gains	-	-	-	134,296	134,296
Comprehensive income					276,881

Dividends paid to Parent	-	-	(10,034)	-	(10,034)

Balance, December 31, 2000	$3,015	$505,933	$797,606	$ (26,319)	$1,280,235

See accompanying notes.

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)
	Year ended December 31,
	2000	1999	1998

Cash flows from operating activities:
Net income	$ 142,585	$ 94,659	$ 108,600
Adjustments to reconcile net income to net cash
provided by operating activities:
Interest credited to policyholders	539,643	526,574	562,238
Net realized investment losses (gains)	35,796	41,510	(785)
Net change in unrealized and undistributed
gains in private equity limited partnerships	(31,604)	-	-
Net amortization on investments	59,836	79,508	75,418
Change in deferred policy acquisition costs	9,023	(17,446)	(24,193)
Change in current and deferred income taxes	5,783	53,060	1,112
Net change in other assets and liabilities	22,487	2,876	(53,786)
Net cash provided by operating activities	783,549	780,741	668,604

Cash flows from investing activities:
Investments purchased - available for sale	(3,802,286)	(4,835,872)	(6,789,048)
Investments sold - available for sale	2,877,082	4,322,679	5,405,955
Investments matured - available for sale	894,779	823,252	1,273,478
Increase in policy loans	(21,346)	(20,708)	(24,089)
Decrease in mortgage loans	2,692	42,992	5,545
Other invested assets sold (purchased), net	8,336	(17,344)	16,442
Value of business acquired, net of cash	-	-	(3,999)
Net cash (used in) provided by
investing activities	(40,743)	314,999	(115,716)

Cash flows from financing activities:
Withdrawals from policyholder accounts	(2,249,950)	(2,108,889)	(1,690,035)
Deposits to policyholder accounts	1,569,168	894,414	1,224,991
Dividends paid to Parent	(10,034)	(30,000)	(20,000)
Net change in securities lending	600,386	505,013	(510,566)
Net cash used in
financing activities	(90,430)	(739,462)	(995,610)

Change in cash and cash equivalents	652,376	356,278	(442,722)
Cash and cash equivalents at beginning of year	1,075,903	719,625	1,162,347

Cash and cash equivalents at end of year	$ 1,728,279	$ 1,075,903	$ 719,625

See accompanying notes.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

1. Accounting Policies

Organization

Keyport Life Insurance Company offers a diversified line of fixed, indexed and variable annuity products designed to serve the growing retirement savings market. These annuity products are sold through a wide-ranging network of banks, agents and security dealers throughout the United States.

The Company is a wholly owned subsidiary of Liberty Financial Companies, Incorporated ("Liberty Financial"), which is a majority-owned, indirect subsidiary of Liberty Mutual Insurance Company ("Liberty Mutual").

Principles of Consolidation

The consolidated financial statements include Keyport Life Insurance Company and its wholly owned subsidiaries, Independence Life and Annuity Company ("Independence Life"), Keyport Benefit Life Insurance Company ("Keyport Benefit"), Liberty Advisory Services Corp. and Keyport Financial Services Corp. (collectively, the "Company").

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), which vary in certain respects from reporting practices prescribed or permitted by state insurance regulatory authorities. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investments

Investments in debt and equity securities classified as available for sale are carried at fair value, and aftertax unrealized gains and losses (net of adjustments to deferred policy acquisition costs) are reported as a separate component of accumulated other comprehensive income (loss). The cost basis of securities is adjusted for declines in value that are determined to be other than temporary. Realized investment gains and losses are calculated on a first-in, first-out basis, net of adjustments for amortization of deferred policy acquisition costs.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

1. Accounting Policies (continued)

For the mortgage-backed bond portion of the fixed-maturity investment portfolio, the Company recognizes income using a constant effective yield based on anticipated prepayments over the estimated economic life of the security. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments, and any resulting adjustment is included in net investment income.

Mortgage loans are carried at amortized cost. Policy loans are carried at the unpaid principal balances plus accrued interest.

Partnerships, which are included in other invested assets, are accounted for on either the cost method or equity method. The equity method of accounting is used for all partnerships in which the Company has an ownership interest in excess of 3%.

The net change in unrealized and undistributed gains in private equity limited partnerships primarily represents increases in the fair value of the underlying investments of the private equity limited partnerships that are accounted for under the equity method. This change in unrealized and undistributed gains is recorded net of the related amortization of deferred policy acquisition costs of $58.7 million for the year ended December 31, 2000. The net amounts realized, which are recognized in investment income, were $13.3 million for the year ended December 31, 2000. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. The corresponding amounts in 1999 and 1998 were insignificant. Partnership investments totaled $439.0 million ($348.7 million excluding the net change in unrealized and undistributed gains in private equity limited partnerships) and $180.7 million at December 31, 2000 and 1999, respectively.

Derivatives

The Company uses interest rate swap and cap agreements to manage its interest rate risk and call options and futures on the Standard & Poor's 500 Composite Stock Price Index ("S&P 500 Index") to hedge its obligations to provide returns based upon this index.

The Company utilizes interest rate swap agreements ("swap agreements") and interest rate cap agreements ("cap agreements") to match assets more closely to liabilities. Swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes swap agreements to reduce asset duration and to better match interest rates earned on longer-term fixed-rate assets with interest rates credited to policyholders. The Company also utilizes total return swaps to hedge the value of certain separate account liabilities. A total return swap is an agreement to exchange payments based upon an underlying notional balance and changes in variable-rate and total-return indices.

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

Hedge accounting is applied after the Company determines that the items to be hedged expose it to interest rate or price risk, designates the instruments as hedges, and assesses whether the instruments reduce the indicated risks through the measurement of changes in the value of the instruments and the items being hedged at both inception and throughout the hedge period. From time to time, interest rate swap agreements, cap agreements and call options are terminated. If the terminated position was accounted for as a hedge, realized gains or losses are deferred and amortized over the remaining lives of the hedged assets or liabilities. Conversely, if the terminated position was not accounted for as a hedge, or if the assets and liabilities that were hedged no longer exist, the position is "marked to market," and realized gains or losses are immediately recognized in income.

The net differential to be paid or received on interest rate swap agreements is recognized as a component of net investment income. The net differential to be paid or received on total return swaps is recognized as a component of separate account income. Premiums paid for interest rate cap agreements are deferred and amortized into net investment income on a straight-line basis over the terms of the agreements. The unamortized premium is included in other invested assets. Amounts earned on interest rate cap agreements are recorded as an adjustment to net investment income. Interest rate swap and cap agreements hedging investments designated as available for sale are adjusted to fair value, with the resulting unrealized gains and losses, net of tax, included in accumulated other comprehensive income. Total return swap agreements hedging certain separate account liabilities are adjusted to fair value, with the resulting unrealized gain/loss, net of tax, included in accumulated other comprehensive income (loss).

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

Fee Income

Fees from investment advisory services are recognized as revenues when services are provided. Revenues from fixed and variable annuities and single-premium whole life policies include mortality charges, surrender charges, policy fees, and contract fees and are recognized when earned.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

1. Accounting Policies (continued)

Deferred Policy Acquisition Costs

Deferred policy acquisition costs relate to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such acquisition costs include commissions, costs of policy issuance, and underwriting and selling expenses. These costs are deferred and amortized in relation to the present value of estimated gross profits from mortality, investment spread and expense margins not exceeding ten years for annuities and 25 years for life insurance.

Deferred policy acquisition costs are adjusted for amounts relating to unrealized gains and losses on available for sale fixed-maturity securities. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income. Deferred policy acquisition costs were increased by $43.6 million and $235.7 million at December 31, 2000 and 1999, respectively, relating to this adjustment.

Intangible Assets

Intangible assets consist of goodwill arising from business combinations accounted for as a purchase. Amortization is provided on a straight-line basis ranging from ten to 25 years.

Separate Account Assets and Liabilities

The assets and liabilities resulting from variable annuities, variable life policies and certain separate institutional accounts are segregated in separate accounts. Separate account assets consist principally of investments in mutual funds and fixed maturities and are carried at fair value. Investment income and changes in mutual fund asset values are allocated to the policyholders and, therefore, do not affect the operating results of the Company. The Company earns separate account fees for providing administrative services and bearing the mortality risk related to these contracts. The difference between investment income and interest credited on the institutional accounts is reported as separate account fee income.

As of December 31, 2000 and 1999, the Company also classified $45.7 million and $62.2 million, respectively, of investments in certain mutual funds sponsored by affiliates of the Company as separate account assets.

Policy Liabilities

Policy liabilities consist of deposits received plus credited interest, less accumulated policyholder charges, assessments, and withdrawals related to deferred annuities and single-premium whole life policies. Policy benefits that are charged to expense include benefit claims incurred in the period in excess of related policy account balances.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

1. Accounting Policies (continued)

Income Taxes

Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

Effective July 18, 1997, due to changes in ownership of Liberty Financial, the Company is no longer included in the consolidated federal income tax return of Liberty Mutual. The Company will be eligible to file a consolidated federal income tax return with Liberty Financial in 2002. In 1998, the Company began filing a consolidated federal income tax return with its life insurance subsidiaries, Independence Life and Keyport Benefit. In 1999, Liberty Advisory Services Corp. ("LASC") and Keyport Financial Services Corp. ("KFSC") began filing consolidated federal and state income tax returns.

The Company and its life insurance subsidiaries have a tax-sharing agreement that allocates income taxes to the Company and its subsidiaries as if each entity were to file separate income tax returns. Tax benefits resulting from losses are paid to the extent such losses are utilized in the consolidated income tax return. LASC and KFSC also have a tax-sharing agreement with the same terms as those outlined above.

Cash Equivalents

Short-term investments having a maturity of three months or less when purchased are classified as cash equivalents.

Recent Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement amended SFAS No. 133 to defer its effective date one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" - an amendment of SFAS No. 133. This statement makes certain changes in the hedging provisions of SFAS No. 133 and is effective concurrent with SFAS No. 133 (collectively hereafter referred to as the "Statement"). The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset by the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Upon adoption, the Company will be required to record a cumulative effect adjustment to reflect this accounting change.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

1. Accounting Policies (continued)

The Company estimates that the cumulative effect of adopting at January 1, 2001, reported after tax and net of related effects of deferred policy acquisition costs, will decrease net income and stockholder's equity by $55.0 million. The adoption of the Statement may increase volatility in reported income due to the requirement to mark all derivatives to fair value and the definition of an effective hedging relationship under the Statement as opposed to certain hedges the Company believes are effective economic hedges. The Company believes that it will continue to utilize its current risk management philosophy, which includes the use of derivative instruments.

2. Acquisition

On January 2, 1998, the Company acquired the common stock of American Benefit Life Insurance Company, renamed Keyport Benefit Life Insurance Company on March 31, 1998, a New York insurance company, for $7.4 million. The acquisition was accounted for as a purchase and, accordingly, operating results are included in the consolidated financial statements from the date of acquisition. In connection with the acquisition, the Company acquired assets with a fair value of $9.4 million and assumed liabilities of $3.2 million. Subsequent to the acquisition, the Company has made additional capital contributions to Keyport Benefit amounting to $57.5 million.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

3. Investments

Fixed Maturities

The amortized cost, gross unrealized gains and losses, and fair value of fixed-maturity securities are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2000	Cost	Gains	Losses	Fair Value

U.S. Treasury securities	$ 40,243	$ 1,711	$ (111)	$ 41,843
Mortgage-backed securities of U.S.
government corporations and
agencies	893,123	16,219	(5,401)	903,941
Debt securities issued by foreign
governments	102,180	632	(265)	102,547
Corporate securities	5,597,632	88,876	(215,877)	5,470,631
Other mortgage-backed securities	2,403,173	74,566	(17,698)	2,460,041
Asset-backed securities	1,683,361	20,716	(21,753)	1,682,324
Senior secured loans	8,807	-	(1,846)	6,961

Total fixed maturities	$10,728,519	$202,720	$(262,951)	$10,668,288

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 1999	Cost	Gains	Losses	Fair Value

U.S. Treasury securities	$ 70,048	$ 4,174	$ (5,010)	$ 69,212
Mortgage-backed securities of U.S.
government corporations and
agencies	1,166,537	15,602	(29,561)	1,152,578
Debt securities issued by foreign
governments	169,396	17,775	(8,966)	178,205
Corporate securities	5,274,388	96,948	(283,305)	5,088,031
Other mortgage-backed securities	2,325,678	21,741	(94,757)	2,252,662
Asset-backed securities	1,794,814	5,905	(67,948)	1,732,771
Senior secured loans	45,542	10	(2,917)	42,635

Total fixed maturities	$10,846,403	$162,155	$(492,464)	$10,516,094

At December 31, 2000 and 1999, gross unrealized gains on equity securities and investments in separate accounts aggregated $13.4 million and $17.5 million, and gross unrealized losses aggregated $7.9 million and $0.9 million, respectively.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

3. Investments (continued)

The change in net unrealized investment gains (losses) on securities included in other comprehensive income in 2000, 1999 and 1998 include: gross unrealized gains (losses) on securities of $213.4 million, $(473.9) million and $(182.2) million, respectively, reclassification adjustments for realized investment losses into net income of $45.9 million, $53.5 million and $3.5 million, respectively, and adjustments to deferred policy acquisition costs of $(192.3) million, $302.0 million and $92.5 million, respectively. The above amounts are shown before income tax (benefit) expense of $(67.3) million, $68.5 million and $(30.2) million, respectively. The 2000 and 1999 income tax (benefit) expense recorded in other comprehensive income includes a change in the valuation allowance of $(90.7) million and $109.9 million, respectively, related to unrealized capital losses on available for sale securities.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholder's equity at December 31, 2000. At December 31, 2000, the Company did not have a material concentration of financial instruments in a single investee, industry or geographic location.

At December 31, 2000, $1.3 billion of fixed maturities were below investment grade.

Contractual Maturities

The amortized cost and fair value of fixed maturities by contractual maturity as of December 31, 2000 are as follows (in thousands):

	Amortized	Fair
December 31, 2000	Cost	Value

Due in one year or less	$ 130,983	$ 127,869
Due after one year through five years	2,138,386	2,134,503
Due after five years through ten years	1,945,246	1,909,597
Due after ten years	1,534,247	1,450,013
	5,748,862	5,621,982
Mortgage and asset-backed securities	4,979,657	5,046,306

	$10,728,519	$10,668,288

Actual maturities may differ because borrowers may have the right to call or prepay obligations.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

3. Investments (continued)

Net Investment Income

Net investment income is summarized as follows (in thousands):

Year Ended December 31,	2000	1999	1998

Fixed maturities	$807,884	$814,701	$810,521
Mortgage loans and other invested assets	85,717	28,364	18,238
Policy loans	36,985	36,306	33,251
Equity securities	276	1,513	4,369
Cash and cash equivalents	27,368	20,822	38,269
Gross investment income	958,230	901,706	904,648
Investment expenses	(21,014)	(19,300)	(17,342)
Amortization of options and interest rate caps	(80,408)	(77,190)	(72,080)

Net investment income	$856,808	$805,216	$815,226

As of December 31, 2000 and 1999, the carrying value of nonincome-producing fixed-maturity investments was $24.4 million and $22.6 million, respectively.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) are summarized as follows (in thousands):

Year Ended December 31,	2000	1999	1998

Fixed maturities available for sale:
Gross gains	$ 35,430	$ 48,066	$ 72,119
Gross losses	(70,474)	(79,825)	(59,730)
Other than temporary declines in value	(16,731)	(18,276)	(28,322)
	(51,775)	(50,035)	(15,933)
Equity securities	-	-	14,754
Investments in separate accounts	4,386	-	93
Other invested assets	1,497	(3,457)	(2,397)
Gross realized investment losses	(45,892)	(53,492)	(3,483)

Amortization adjustments of deferred policy acquisition costs	10,096	11,982	4,268

Net realized investment (losses) gains	$(35,796)	$(41,510)	$ 785

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

4. Derivatives

Outstanding derivatives, shown in notional amounts along with their carrying value and fair value, are as follows (in thousands):

			Assets (Liabilities)
			Carrying	Fair	Carrying
	Notional Amounts		Value	Value	Value	Fair Value
December 31	2000	1999	2000	2000	1999	1999

Interest rate swaps	$2,797,750	$2,917,250	$ (33,450)	$(33,450)	$ 41,405	$ 41,405
Total return swaps	1,031,595	500,000	23,936	23,936	37,778	36,326
Interest rate cap agreements	-	50,000	-	-	-	-
S&P 500 Index call options	-	-	337,712	358,164	701,067	803,144

The interest rate and total return swap agreements expire in 2001 through 2029. The interest rate cap agreement expired in 2000. The S&P 500 call options and futures maturities range from 2001 to 2008.

At December 31, 2000 and 1999, the Company had approximately $111.1 million and $128.7 million, respectively, of unamortized premium in call option contracts.

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

5. Income Taxes

Income tax expense (benefit) is summarized as follows (in thousands):

	Year ended December 31,
	2000	1999	1998

Current	$ 96,219	$(10,310)	$12,150
Deferred	(29,667)	56,287	40,769
Valuation allowance	(9,424)	0	0

	$ 57,128	$ 45,977	$52,919

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

A reconciliation of income tax expense, with the expected federal income tax expense computed at the applicable federal income tax rate of 35%, is as follows (in thousands):

	Year ended December 31,
	2000	1999	1998

Expected income tax expense	$ 69,899	$49,223	$56,532
Increase (decrease) in income taxes resulting from:
Nontaxable investment income	(2,704)	(2,111)	(2,152)
Amortization of goodwill	440	440	440
Change in valuation allowance	(9,424)
Other, net	(1,083)	(1,575)	(1,901)

Income tax expense	$ 57,128	$45,977	$52,919

The components of deferred income taxes are as follows (in thousands):

	December 31,
	2000	1999

Deferred tax assets:
Policy liabilities	$ 65,635	$ 85,197
Guaranty fund expense	2,346	2,071
Net operating loss carryforwards	1,108	1,108
Deferred fees	2,433	3,406
Net unrealized capital losses	19,155	109,900
Other	-	183
	90,677	201,865
Valuation allowance	(9,730)	(109,900)
Total deferred tax assets	80,947	91,965

Deferred tax liabilities:
Deferred policy acquisition costs	(160,089)	(231,309)
Excess of book over tax basis of investments	(72,861)	(119,814)
Separate account assets	(2,476)	(5,767)
Deferred loss on interest rate swaps	-	(152)
Other	(7,136)	(2,889)
Total deferred tax liabilities	(242,562)	(359,931)

Net deferred tax liability	$(161,615)	$(267,966)

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

As of December 31, 2000, the Company had $54.7 million of net unrealized capital losses in its available for sale portfolio. Under federal tax law, utilization of these capital losses, when realized, is limited to use as an offset against past or future capital gains. A valuation allowance is provided when it is more likely than not that deferred tax assets will not be realized. As of December 31, 2000, the $19.1 million deferred tax asset for these unrealized losses has been reduced by a valuation allowance of $9.7 million. The Company released $9.4 million of the valuation allowance through income from operations during 2000 due to capital gain income recognized in 2000. As of December 31, 2000, the Company had approximately $3.2 million of purchased net operating loss carryforwards (relating to the acquisition of Independence Life). Utilization of these net operating loss carryforwards, which expire through 2006, is limited to $1.5 million per year. The Company believes that it will realize the benefit of this item and its remaining deferred tax assets.

Income taxes paid were $51.5 million in 2000 and $21.5 million in 1998, while income taxes refunded were $7.5 million in 1999.

6. Retirement Plans

Keyport employees and certain employees of Liberty Financial are eligible to participate in the Liberty Financial Companies, Inc. Pension Plan (the "Plan"). It is the Company's practice to fund amounts for the Plan sufficient to meet the minimum requirements of the Employee Retirement Income Security Act of 1974. Additional amounts are contributed from time to time when deemed appropriate by the Company. Under the Plan, all employees are vested after five years of service. Benefits are based on years of service, the employee's average pay for the highest five consecutive years during the last ten years of employment and the employee's estimated social security retirement benefit. The Company also has an unfunded nonqualified Supplemental Pension Plan ("Supplemental Plan") collectively with the Plan (the "Plans") to replace benefits lost due to limits imposed on Plan benefits under the Internal Revenue Code. Plan assets consist principally of investments in certain mutual funds sponsored by an affiliated company.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

6. Retirement Plans (continued)

The following table sets forth the Plans' funded status (in thousands):

	December 31,
	2000	1999
Change in benefit obligation
Benefit obligation at beginning of year	$13,830	$15,282
Service cost	734	1,017
Interest cost	1,184	1,065
Actuarial (gain) loss	879	(3,167)
Benefits paid	(353)	(367)

Benefit obligation at end of year	$16,274	$13,830

Change in plan assets
Fair value of plan assets at beginning of year	$ 9,761	$ 8,390
Actual return on plan assets	53	1,377
Employer contribution	376	361
Benefits paid	(353)	(367)

Fair value of plan assets as end of year	$ 9,837	$ 9,761

Projected benefit obligation in excess of the Plans' assets	$ 6,437	$ 4,069
Unrecognized net actuarial gain (loss)	(529)	1,126
Prior service cost not yet recognized in net periodic pension cost	(97)	(115)

Accrued pension cost	$ 5,811	$ 5,080

	Year ended December 31,
	2000	1999	1998

Pension cost consists of:
Service cost benefits earned during the period	$ 734	$1,017	$ 921
Interest cost on projected benefit obligation	1,184	1,065	960
Expected return on Plan assets	(829)	(724)	(610)
Net amortization and deferred amounts	18	143	53

Total net periodic pension cost	$1,107	$1,501	$1,324

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

6. Retirement Plans (continued)

The assumptions used to develop the accrued pension obligation and pension cost are as follows:

	2000	1999	1998

Discount rate	7.75%	7.75%	6.75%
Rate of increase in compensation level	4.50	4.50	4.75
Expected long-term rate of return on assets	9.00	9.00	9.00

The Company provides various other funded and unfunded defined contribution plans, which include savings and investment plans and supplemental savings plans. Expenses related to these defined contribution plans totaled $.9 million in 2000, 1999 and 1998.

7. Fair Value of Financial Instruments

The following discussion outlines the methodologies and assumptions used to determine the estimated fair value of the Company's financial instruments. The aggregate fair-value amounts presented herein do not necessarily represent the underlying value of the Company, and, accordingly, care should be exercised in deriving conclusions about the Company's business or financial condition based on the fair-value information presented herein.

The following methods and assumptions were used by the Company in determining estimated fair value of financial instruments:

Fixed maturities and equity securities: Fair values for fixed-maturity securities are based on quoted market prices, where available. For fixed maturities not actively traded, the fair values are determined using values from independent pricing services, or, in the case of private placements, are determined by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the securities. The fair values for equity securities are based on quoted market prices.

Mortgage loans: The fair value of mortgage loans is determined by discounting future cash flows to the present at current market rates, using expected prepayment rates.

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

Separate accounts, assets and liabilities: The estimated fair value of assets held in separate accounts is based on quoted market prices. The fair value of liabilities related to separate accounts is the amount payable on demand, which includes surrender charges.

Policy liabilities: Deferred annuity contracts are assigned fair value equal to current net surrender value. Annuitized contracts are valued based on the present value of the future cash flows at current pricing rates.

The fair values and carrying values of the Company's financial instruments are as follows (in thousands):

	December 31,		December 31,
	2000		1999
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed-maturity securities	$10,668,288	$10,668,288	$10,516,094	$10,516,094
Equity securities	76,427	76,427	37,933	37,933
Mortgage loans	9,433	10,496	12,125	13,492
Policy loans	620,824	620,824	599,478	599,478
Other invested assets	783,043	808,495	882,318	984,395
Cash and cash equivalents	1,728,279	1,728,279	1,075,903	1,075,903
Separate accounts	4,212,488	4,212,488	3,363,140	3,363,140
Liabilities:
Policy liabilities	9,850,915	9,460,316	10,015,123	9,306,813
Separate accounts	4,166,787	4,166,787	3,300,968	3,300,968

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

8. Quarterly Financial Data (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations (in thousands):

		2000 Quarters
	March 31	June 30	September 30	December 31

Net investment income, including
distributions from private equity
limited partnerships	$204,724	$215,224	$212,896	$223,964
Interest credited to policyholders	127,289	133,226	135,758	143,370
Investment spread	77,435	81,998	77,138	80,594
Net realized investment losses	(7,708)	(9,570)	(12,358)	(6,160)
Net change in unrealized and
undistributed gains in private equity
limited partnerships	14,983	7,462	5,895	3,264
Fee income	18,162	19,433	20,816	21,247
Pretax income	58,397	49,105	46,371	45,840
Net income	38,150	32,524	36,614	35,297

		1999 Quarters
	March 31	June 30	September 30	December 31

Net investment income	$204,925	$195,730	$196,724	$207,837
Interest credited to policyholders	134,778	129,409	131,301	131,086
Investment spread	70,147	66,321	65,423	76,751
Net realized investment gains (losses)	(3,094)	(11,357)	(12,331)	(14,728)
Fee income	12,084	14,673	15,962	17,427
Pretax income	39,899	31,887	31,449	37,401
Net income	26,005	20,786	22,129	25,739

The Company has restated its first and second quarter results of operations and related unaudited quarterly financial statements to reflect the after-tax net change in unrealized and undistributed gains in private equity limited partnerships. The net increase in net income resulting from such changes was $9.7 million for the quarter ended March 31, 2000 and $4.9 million for the quarter ended June 30, 2000. The corresponding amounts in 1999 were insignificant.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

9. Statutory Information

The Company's primary insurance company, Keyport Life Insurance Company, is domiciled in the State of Rhode Island and prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the State of Rhode Island Insurance Department. Statutory surplus and capital and statutory net (loss) income differ from stockholder's equity and net income reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, policy liabilities are based on different assumptions and income tax expense reflects only taxes paid or currently payable. The Company's statutory surplus and net income (loss) are as follows (in thousands):

	Year ended December 31,
	2000	1999	1998

Statutory surplus and capital	$805,235	$877,821	$790,935
Statutory net (loss) income	(5,877)	116,289	98,894

10. Transactions with Affiliated Companies

The Company reimbursed Liberty Financial and certain affiliates for expenses incurred on its behalf for the years ended December 31, 2000, 1999 and 1998. These reimbursements included corporate, general and administrative expenses, corporate overhead, such as executive and legal support, and investment management services. The total amounts reimbursed were $7.5 million, $7.7 million and $7.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, certain affiliated companies distribute the Company's products and were paid $39.4 million, $18.3 million and $10.0 million by the Company for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company is contingently liable for certain structured settlement payments being made under single-premium immediate annuities issued by Liberty Life Assurance Company. The Company is also party to guaranty agreements with its subsidiaries, Independence Life and Keyport Benefit, whereby it guarantees obligations for certain insurance polices or annuity contracts.

Dividend payments to Liberty Financial from the Company are governed by insurance laws that restrict the maximum amount of dividends that may be paid without prior approval of the State of Rhode Island Insurance Department. As of December 31, 2000, the maximum amount of dividends (based on statutory surplus and statutory net gains from operations) which may be paid by Keyport without such approval was approximately $51.3 million.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies

Leases

The Company leases data processing equipment, furniture and certain office facilities from others under operating leases expiring in various years through 2008. Rental expense (in thousands) amounted to $6,536, $5,850 and $4,721 for the years ended December 31, 2000 1999 and 1998, respectively. The following are the minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year at December 31, 2000 (in thousands):

Year	Payments

2001	$7,184
2002	6,697
2003	5,745
2004	4,341
2005	4,258
Thereafter	8,688

Legal Matters

The Company is involved at various times in litigation common to its business. In the opinion of management, provisions made for potential losses are adequate, and the resolution of any such litigation is not expected to have a material adverse effect on the Company's financial condition or its results of operations.

Regulatory Matters

Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. At December 31, 2000 and 1999, the reserve for such assessments was $6.7 million and $5.9 million, respectively.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

Other

On November 1, 2000, Liberty Financial announced that it has retained an investment banking firm to review its strategic alternatives, including a possible sale of the Company. To help retain its employees during this strategic review, the Company implemented a special compensation plan that provides cash retention bonuses to substantially all employees. The Company recorded a $2.0 million charge in 2000 relating to this plan. The retention bonuses are generally based on employees' base salary and/or target incentive compensation amounts, except for sales personnel, where retention bonuses are based on sales. The estimated maximum cost of the retention bonuses, assuming all covered employees remain with the Company, is approximately $28.0 million, with fifty percent payable on November 1, 2001 and the remainder payable on April 1, 2002. In the event of a change of control of the Company that occurs prior to November 1, 2001, the payments would be accelerated and the retention bonus amount would be reduced, subject to a minimum. The estimated minimum retention bonus is approximately $17.0 million and would be recognized if a change of control occurs as of May 14, 2001. The amount of the retention bonus increases from the minimum on May 14, 2001 to the maximum on October 31, 2001. In calculating the 2000 expense of $2.0 million, a turnover rate of 15% was assumed.

Schedule I

KEYPORT LIFE INSURANCE COMPANY

SUMMARY OF INVESTMENTS

(in thousands)
	December 31, 2000
			Balance
	Amortized		Sheet
Type of investment	Cost	Fair Value	Amount
Fixed maturities:
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$ 933,366	$ 945,784	$ 945,784
Foreign governments	102,180	102,547	102,547
Corporate and other securities	7,289,800	7,159,916	7,159,916
Mortgage backed securities	2,403,173	2,460,041	2,460,041
Total fixed maturities	10,728,519	10,668,288	10,668,288
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	71,489	76,427	76,427
Mortgage loans on real estate	9,433	10,496	9,433
Policy loans	620,824	620,824	620,824
Other long term investments	783,043	808,495	783,043

Total investments	$12,213,308	$12,184,530	$12,158,015

S-2

Schedule III

KEYPORT LIFE INSURANCE COMPANY

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

Three Years Ended December 31, 2000

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
	Deferred policy acquisition costs	Policyholder account balances and future policy benefits	Unearned premiums	Policy contract claims and other policyholders' funds	Insurance revenues	Net investment income	Interest credited to policyholders and policy benefits and claims	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
December 31, 2000
Interest sensitive products	$547,901	$11,845,857	NA	$122,632	$67,784	$856,808	$544,641	$116,123	$71,798	NA

December 31, 1999
Interest sensitive products	$739,194	$12,040,017	NA	$69,611	$51,215	$805,216	$530,177	$97,359	$55,680	NA

December 31, 1998
Interest sensitive products	$407,593	$12,445,950	NA	$58,131	$38,076	$815,226	$565,118	$77,410	$54,800	NA

S-3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston and the Commonwealth of Massachusetts on April 2, 2001.

Keyport Life Insurance Company

By: /s/ Philip K. Polkinghorn*
Philip K. Polkinghorn
President

Signature	Title	Date

/s/ Philip K. Polkinghorn *	President	April 2, 2001
Philip K. Polkinghorn

/s/ Paul H. LeFevre, Jr.	Chief Operating Officer	April 2, 2001
Paul H. LeFevre, Jr.

/s/ Bernhard M. Koch	Senior Vice President and Chief	April 2, 2001
Bernhard M. Koch	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Frederick Lippitt *	Director and Assistant	April 2, 2001
Frederick Lippitt	Secretary

/s/ Robert C. Nyman *	Director	April 2, 2001
Robert C. Nyman

By:	/s/ James J. Klopper	4/02/01
	James J. Klopper	Date
Attorney-in-Fact

* James J. Klopper has signed this document on the indicated date on behalf of each of the above mentioned Directors and Officers of the Registrant pursuant to powers of attorney duly executed by such persons and included as part of Exhibit 16 in Pre-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-84701; 811-7543).

Exhibit Index

Exhibit
Number	Description	Page

3 (i)	Articles of Incorporation -- Incorporated by Reference to Registration Statement on Form N-4, filed on February 16, 1996 (File No. 333-01043; 811-07543)

3 (ii)	By-laws -- Incorporated by Reference to Registration Statement on Form N-4, filed on February 16, 1996 (File No. 333-01043; 811-07543)

10.1	Coinsurance Agreement by and between Fidelity and Guaranty Life Insurance Company and Keyport Life Insurance Company incorporated by reference to Form 10-K filed on or about March 31, 1997

10.2	Reinsurance Agreement between Keyport Life Insurance Company and RGA Reinsurance Company	33

21	Subsidiaries of the Company	63

23 (a)	Consent of Independent Auditors	64

24	Powers of Attorney are incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form N-4 (File No. 333-84701) filed on or about December 4, 1999