Form 10-Q
period 2001-03-31
KEYPORT LIFE INSURANCE CO
filed 2001-05-14
CIK 877494

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                     March 31, 2001

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ______________________________

Commission file numbers 33-3630, 333-1783 and 333-13609

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X] Yes    [   ] No

There were 2,412,000 shares of the registrant's Common Stock, $1.25 par value, outstanding as of March 31, 2001.

KEYPORT LIFE INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2001

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000	3

	Consolidated Statements of Operations for the Three Months
	Ended March 31, 2001 and 2000	4

	Consolidated Statement of Cash Flows for the Three Months Ended
	March 31, 2001 and 2000	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Results of Operations and
	Financial Condition	7-12

Part II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	12

Signatures		13

Exhibit Index		14

2

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
ASSETS	2001	2000
	(Unaudited)

Cash and investments:
Bonds - available for sale (amortized cost: 2001 - $10,759,968;
2000 - $10,728,519)	$ 10,885,049	$ 10,668,288
Equity securities (cost: 2001 - $79,906; 2000 - $71,489)	69,859	76,427
Mortgage loans	8,892	9,433
Policy loans	623,158	620,824
Other invested assets	599,059	783,043
Cash and cash equivalents	1,742,342	1,728,279
Total cash and investments	13,928,359	13,886,294

Accrued investment income	153,211	163,474
Deferred policy acquisition costs	566,426	547,901
Intangible assets	15,256	15,570
Receivable for investments sold	97,677	90,545
Other assets	120,829	91,742
Separate account assets	3,903,714	4,212,488

Total assets	$ 18,785,472	$ 19,008,014

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Policy liabilities	$ 12,022,464	$ 11,968,489
Income taxes payable	42,279	9,954
Deferred income taxes	118,431	161,615
Payable for investments purchased and loaned	1,388,368	1,364,531
Other liabilities	42,631	56,403
Separate account liabilities	3,882,871	4,166,787
Total liabilities	17,497,044	17,727,779

Stockholder's equity:
Common stock, $1.25 par value; authorized 8,000 shares;
issued and outstanding 2,412 shares	3,015	3,015
Additional paid-in capital	505,933	505,933
Retained earnings	773,729	797,606
Accumulated other comprehensive income (loss)	5,751	(26,319)
Total stockholder's equity	1,288,428	1,280,235

Total liabilities and stockholder's equity	$ 18,785,472	$ 19,008,014

See accompanying notes

3

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

Unaudited

	Three-months Ended
	March 31,
	2001	2000

Revenues:
Net investment income, including distributions from
private equity limited partnerships	$ 234,919	$ 204,724
Interest credited to policyholders	148,494	127,289
Investment spread	86,425	77,435
Net realized investment losses	(14,372)	(7,708)
Net derivative losses	(3,823)	-
Net change in unrealized and undistributed
gains in private equity limited partnerships	2,656	14,983
Fee income:
Surrender charges	3,743	4,857
Separate account income	12,841	10,727
Management fees	1,864	1,195
Total fee income	18,448	16,779

Expenses:
Policy benefits	1,221	1,239
Operating expenses	16,888	14,465
Amortization of deferred policy acquisition costs	32,732	27,074
Amortization of intangible assets	314	314
Total expenses	51,155	43,092

Income before income taxes and cumulative effect
of a change in accounting principle	38,179	58,397
Income tax expense	7,781	20,248

Income before cumulative effect of a change in accounting principle	30,398	38,149
Cumulative effect of a change in accounting principle for derivatives and
hedging activities; net of tax	(54,275)	-

Net (loss) income	$ (23,877)	$ 38,149

See accompanying notes

4

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED CASH FLOWS

(in thousands)

Unaudited

	Three-months Ended
	March 31,
	2001	2000

Cash flows from operating activities:
Net (loss) income	$ (23,877)	$ 38,149
Cumulative effect of change in accounting principles	54,275	-
Adjustments to reconcile net income to net cash
provided by operating activities:
Interest credited to policyholders	148,494	127,289
Net realized investment losses	14,372	7,708
Net change in unrealized and undistributed gains in private
equity limited partnerships	2,656	(14,983)
Net (accretion)amortization on investments	(4,399)	22,575
Change in deferred policy acquisition costs	(17,347)	(8,976)
Change in current and deferred
income taxes	1,111	46,873
Net change in other assets and liabilities	(34,938)	(3,161)
Net cash provided by operating activities	140,347	215,474

Cash flows from investing activities:
Investments purchased - available for sale	(1,150,319)	(625,489)
Investments sold - available for sale	1,078,282	537,418
Investments matured - available for sale	5,341	36,500
Increase in policy loans	(2,334)	(7,872)
Decrease in mortgage loans	541	693
Other invested assets sold, net	216,042	126,167
Net cash provided by investing activities	147,553	67,417

Cash flows from financing activities:
Withdrawals from policyholder accounts	(642,127)	(516,364)
Deposits to policyholder accounts	388,883	310,881
(Decrease) increase in securities lending	(20,593)	302,885
Net cash (used in) provided by financing activities	(273,837)	97,402

Change in cash and cash equivalents	14,063	380,293
Cash and cash equivalents at beginning of period	1,728,279	1,075,903
Cash and cash equivalents at end of period	$ 1,742,342	$ 1,456,196

See accompanying notes

5

KEYPORT LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

The accompanying unaudited consolidated financial statements of Keyport Life Insurance Company (the Company) includes all adjustments, consisting of normal recurring accruals that management considers necessary for a fair presentation of the Company's financial position as of March 31, 2001 and December 31, 2000 and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000, respectively. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 2000 Form 10-K. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2. Change in Accounting Principle

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133" on January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset by the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in operations.

The cumulative effect, reported after tax and net of related effects on deferred policy acquisition costs, upon adoption of the Statement at January 1, 2001 decreased net income and stockholder's equity by $54.3 million. The adoption of the Statement may increase volatility in future reported income due, among other reasons, to the requirements of defining an effective hedging relationship under the Statement as opposed to certain hedges the Company believes are effective economic hedges. The Company anticipates that it will continue to utilize its current risk management philosophy, which includes the use of derivative instruments.

3. Accounting for Derivatives and Hedging Activities

All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a hedge of the fair value of a recognized asset ("fair value hedge") or (2) utilizes the derivative as an economic hedge ("non-designated derivative"). Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset attributable to the hedged risk, are recorded in current period operations as a component of net derivative loss. Changes in the fair value of non-designated derivatives are reported in current period operations as a component of net derivative loss.

The Company issues equity-indexed annuity contracts that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract), is carried at fair value, and is considered a non-designated derivative. The Company purchases call options and futures on the S&P 500 Index to economically hedge its obligation under the annuity contract to provide returns based upon this index. The call options and futures are non-designated derivatives. In addition, the Company utilizes non-designated total return swap agreements to hedge its obligations related to certain separate account liabilities.

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The interest rate swap agreements are designated and qualify as fair value hedges. The ineffective portion of the fair value hedges, net of related effects on deferred policy acquisition costs, resulted in a loss of $0.7 million for the quarter ended March 31, 2001.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedging transactions. This process includes linking all fair value hedges to specific assets on the balance sheet. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value and changes in fair value will be reported in operations. The subsequent fair value changes in the hedged asset will no longer be reported in current period operations.

4. Net Change in Unrealized and Undistributed Gains in Private Equity Limited Partnerships

The net change in unrealized and undistributed gains in private equity limited partnerships is accounted for on the equity method and represents primarily increases in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. This change in unrealized and undistributed gains is recorded net of the related amortization of deferred policy acquisition costs of $4.9 million and $27.8 million, and net of the amounts realized, which are recognized in investment income of $8.9 million and $1.7 million, for the three-month periods ended March 31, 2001 and 2000, respectively. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments. Partnership investments totaled $458.3 million and $439.0 million ($360.4 million and $348.7 million excluding the net change in unrealized and undistributed gains in private equity limited partnerships) at March 31, 2001 and December 31, 2000.

5. Comprehensive Income

Total comprehensive income, net of tax, for the three-month periods ended March 31, 2001 and 2000, was $8.2 million and $35.5 million, respectively.

6. Subsequent Event

On May 3, 2001, Liberty Financial Corporation (LFC), the Company's parent, announced that it had reached a definitive agreement to sell its annuity and bank marketing businesses to Sun Life Financial. Through this transaction, Sun Life Financial will acquire Keyport Life Insurance Company and Independent Financial Marketing Group. Sun Life Financial will pay approximately $1.7 billion in cash for the two businesses.

The transaction is subject to customary conditions to closing, including receipt of approvals by various state insurance regulators in the U.S., certain other regulatory authorities in the U.S. and Canada and Liberty Financial's shareholders. In connection with the execution of the definitive purchase agreement, Liberty Mutual Insurance Company, LFC's controlling stockholder, entered into an agreement to vote in favor of the Sun Life Financial transaction. The acquisition is expected to close in the second half of 2001.

7. Reclassifications

Certain amounts in the prior year financials have been reclassified in order to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Results of Operations

and Financial Condition

On November 1, 2000, Liberty Financial Corporation (LFC), the Company's parent, announced that it had retained the investment banking firm of Credit Suisse First Boston Corporation to review its strategic alternatives, including a possible sale of the Company. On May 3, 2001, LFC announced that it had reached a definitive agreement to sell its annuity and bank marketing businesses to Sun Life Financial. Through this transaction, Sun Life Financial will acquire Keyport Life Insurance Company and Independent Financial Marketing Group. Sun Life Financial will pay approximately $1.7 billion in cash for the two businesses.

The transaction is subject to customary conditions to closing, including receipt of approvals by various state insurance regulators in the U.S., certain other regulatory authorities in the U.S. and Canada and Liberty Financial's shareholders. In connection with the execution of the definitive purchase agreement, Liberty Mutual Insurance Company, LFC's controlling stockholder, entered into an agreement to vote in favor of the Sun Life Financial transaction. The acquisition is expected to close in the second half of 2001.

Results of Operations

Net (loss) income was ($23.9) million and $38.1 million for the three-month periods ended March 31, 2001 and 2000, respectively. Income from operations (income before cumulative effect of a change in accounting principle, income taxes, net change in unrealized and undistributed gains in private equity limited partnerships, and net realized investment losses) was $49.9 million and $51.1 million for the three-month periods ended March 31, 2001 and 2000, respectively. The decrease in income from operations is primarily attributable to net derivative losses of $3.8 million.

Change in Accounting Principle

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133" on January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset by the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in operations.

The cumulative effect, reported after tax and net of related effects on deferred policy acquisition costs, upon adoption of the Statement at January 1, 2001 decreased net income and stockholder's equity by $54.3 million. The adoption of the Statement may increase volatility in future reported income due, among other reasons, to the requirements of defining an effective hedging relationship under the Statement as opposed to certain hedges the Company believes are effective economic hedges. The Company anticipates that it will continue to utilize its current risk management philosophy, which includes the use of derivative instruments.

Net derivative loss of $3.8 million for the three-month period ended March 31, 2001, represents fair value changes of non-designated derivatives and the ineffective portion of fair value hedges, net of related effects on deferred policy acquisition costs.

All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a hedge of the fair value of a recognized asset ("fair value hedge") or (2) utilizes the derivative as an economic hedge ("non-designated derivative"). Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset attributable to the hedged risk, are recorded in current period operations as a component of net derivative loss. Changes in the fair value of non-designated derivatives are reported in current period operations as a component of net derivative loss.

The Company issues equity-indexed annuity contracts that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract), is carried at fair value, and is considered a non-designated derivative. The Company purchases call options and futures on the S&P 500 Index to economically hedge its obligation under the annuity contract to provide returns based upon this index. The call options and futures are non-designated derivatives. In addition, the Company utilizes non-designated total return swap agreements to hedge its obligations related to certain separate account liabilities. The net derivative gain (loss) related to changes in the fair value of the "embedded" derivatives and call options and futures, net of related effects on deferred policy acquisition costs, for the three-month period ended March 31, 2001 was a gain of $30.6 million and a loss of $(33.7) million, respectively.

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The interest rate swap agreements are designated and qualify as fair value hedges. The ineffective portion of the fair value hedges, net of related effects on deferred policy acquisition costs, resulted in a loss of $0.7 million for the three-month period ended March 31, 2001.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedging transactions. This process includes linking all fair value hedges to specific assets on the balance sheet. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value and changes in value will be reported in operations. The subsequent fair value changes in the hedged asset will no longer be reported in current period operations.

Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited to policyholder balances. Investment spread was $86.4 million and $77.4 million for the three-month periods ended March 31, 2001 and 2000, respectively. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage was 2.49% and 2.22% for the three-month periods ended March 31, 2001 and 2000, respectively.

Investment income was $234.9 million and $204.7 million for the three-month periods ended March 31, 2001 and 2000, respectively. The increase of $30.2 million in 2001 compared to 2000 is the result of a higher average investment yield ($31.2 million) offset by a decrease in average invested assets ($1.0 million). The average investment yield was 7.43% and 6.45 % for the three-month periods March 31, 2001 and 2000, respectively. The adoption of FAS 133 requires that call options be carried at fair value and the Company's call options are considered non-designated derivatives. The changes of the fair value of the call options are reported as a component of net derivative income (loss) in 2001. In the prior year, the premium paid for a call option was amortized over its contract term and the call option amortization was included as a component of investment income. Investment income for the three-month periods ended March 31, 2000, included $21.1 million of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities. If FAS 133 was not adopted, call option amortization expense and the average investment yield would have been $24.8 million and 6.60%, respectively, for the three-month period ended March 31, 2001.

Interest credited to policyholders was $148.5 million and $127.3 million for the three-month periods ended March 31, 2001 and 2000, respectively. The increase of $21.2 million in 2001 compared to 2000 is the result of a higher average interest credited rate ($21.5 million) offset by a slightly lower level of average policyholder balances ($.3 million). Policyholder balances averaged $12.02 billion in the first quarter of 2001 ($9.92 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $2.1 billion of equity-indexed annuities) compared to $12.05 billion ($9.75 billion of fixed products and $2.3 billion of equity-indexed annuities) in the first quarter of 2000. The average interest credited rate was 4.94% (5.23% on fixed products and 3.56 % on equity-indexed annuities) and 4.23% (5.01% on fixed products and .85% on equity-indexed annuities) for the three-month periods ended March 31, 2001 and 2000, respectively. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 100%) of the change in value of the S&P 500 Index. The Company's equity-indexed annuities also provide full guarantee of principal if held to term, plus interest at 0.85% annually.

Under FAS 133, the index annuities are deemed to contain an embedded derivative (the change in value attributable to the change in the S&P 500 index) and a host contract. The host contracts' interest rate is derived at the inception of the contract and an effective interest rate is utilized that will result in a liability equal to the guaranteed minimum account value at the end of the term. The embedded derivative is a non-designated derivative and the changes in fair value are reported as a component of derivative income (loss). In 2000, the interest credited to equity-indexed policyholders related to the participation rate is reflected net of income recognized on the S&P 500 Index call options and futures resulting in a 0.85% net credited rate. If FAS 133 was not adopted, interest credited and the average interest credited rate would have been $140.7 million and 4.92% for the three-month period ended March 31, 2001, respectively.

Average investments (computed without giving effect to Statement of Financial Accounting Standards No. 115), including a portion of the Company's cash and cash equivalents, were $12.6 billion and $12.7 billion for the three-month periods ended March 31, 2001 and 2000, respectively.

Net realized investment losses were $14.4 million and $7.7 million for the three-month periods ended March 31, 2001 and 2000, respectively. The net realized investment included losses of $18.4 million and $3.3 million for certain fixed maturity investments where the decline in value was determined to be other than temporary for the three-month periods ended March 31, 2001 and 2000, respectively.

Net change in unrealized and undistributed gains in private equity limited partnerships is accounted for on the equity method and represents primarily increases in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. This change in unrealized and undistributed gains is recorded net of the related amortization of deferred policy acquisition costs of $4.9 million and $27.8 million, and net of the amounts realized, which are recognized in investment income of $8.9 million and $1.7 million, respectively, for the three-month periods ended March 31, 2001 and 2000, respectively. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments.

Surrender charges are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $3.7 million and $4.9 million for the three-month periods ended March 31, 2001 and 2000, respectively.

On an annualized basis, total annuity withdrawals represented 16.80% and 14.86% of the total average annuity policyholder and separate account balances for the three-month periods ended March 31, 2001 and 2000, respectively. The higher level of surrenders are the result of increased competition from other investment products and policy-holders surrendering out of fixed annuities.

Separate account income is primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $12.8 million and $10.7 million for the three-month periods ended March 31, 2001 and 2000, respectively. Variable product fees represented 1.39% and 1.42% of the average variable annuity and variable life separate account balances for the three-month periods ended March 31, 2001 and 2000, respectively. In addition, for certain separate institutional accounts the investment spread is included in separate account income.

Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the level of assets under management, which are affected by product sales, redemptions and changes in the fair values of the investments managed. Management fees were $1.9 million and $1.2 million for the three-month periods ended March 31, 2001 and 2000, respectively. The increase of $0.7 million in 2001 compared to 2000 primarily relates to higher level of average separate account assets. Average separate account assets were $4.1 billion and $3.4 billion for the three-month periods ended March 31, 2001 and 2000, respectively.

Operating expenses primarily represent compensation and general and administrative expenses. These expenses were $16.9 million and $14.5 million for the three-month periods ended March 31, 2001 and 2000, respectively. The increase in 2001 compared to 2000 was primarily due to higher employee, information technology, and retention related expenses.

Amortization of deferred policy acquisition costs relates to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such acquisition costs included commissions, costs of policy issuance, underwriting and selling expenses.

Amortization was $32.7 million and $27.1 million for the three-month periods ended March 31, 2001 and 2000, respectively. The $5.6 million increase in amortization in 2001 compared to 2000 was primarily related to the increase in investment spread from the growth of business in force associated with fixed and equity-indexed products. Amortization expense represented 33.0% and 30.7%, on an annualized basis, of investment spread and separate account fees for 2001 and 2000, respectively.

Federal income tax expense was $7.8 million and $20.2 million, or 20.4% and 34.7% of pretax income, for the three-month periods ended March 31, 2001 and 2000, respectively. The decrease in the effective tax rate in 2001 compared to 2000 primarily reflects a reduction of $5.9 million to the valuation allowance established for unrealized capital losses in the "available for sale" investment portfolio.

Financial Condition

Stockholder's equity was $1.288 billion as of March 31, 2001 compared to $1.280 billion as of December 31, 2000. The $8.2 million increase in stockholder's equity consists of a $32.1 million increase in net unrealized investment gains on available for sale securities offset by a $23.9 million net loss for the period.

Investments (computed without giving effect to Statement of Financial Accounting Standards No. 115), including a portion of the Company's cash and cash equivalents, were $12.5 billion and $12.6 billion at March 31, 2001 and December 31, 2000, respectively.

The Company's general investment policy is to hold fixed maturity investments for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its bond portfolio as "available for sale" and carries such investments at fair value. Gross unrealized gains (losses) at March 31, 2001 and December 31, 2000 were $125.1 million and ($60.2) million, respectively.

Approximately $12.1 billion, or 78.6%, of the Company's general account and certain separate account investments at March 31, 2001, were rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners (NAIC). At March 31, 2001, the carrying value of investments in below investment grade securities totaled $1.3 billion, or 8.6% of general account and certain separate account investments of $15.4 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

The Company routinely reviews its portfolio of investment securities. The Company identifies monthly any investments that require additional monitoring, and reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports, and other externally generated information concerning the borrower's affairs. In the case of publicly traded fixed maturity securities, management also considers market value quotations if available. As of March 31, 2001 and December 31, 2000, the carrying value of fixed maturity securities that were non-income producing was $52.3 million and $24.4 million, respectively.

Derivatives

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate and total return swap agreements and interest rate cap agreements to match assets more closely to liabilities. Interest rate swap agreements are agreements to exchange with counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders, as well as fair value changes attributable to interest rate risk. A total return swap agreement is an agreement to exchange payments based upon an underlying notional balance and changes in variable rate and total return indices. The Company utilizes total return swap agreements to hedge its obligations related to certain separate account liabilities. The Company had 86 and 69 outstanding swap agreements as of March 31, 2001 and December 31, 2000 with an aggregate notional principal amount of $3.2 billion and $3.8 billion, respectively.

Cap agreements are agreements with a counterparty that require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying notional principal to hedge against rising interest rates. There were no outstanding interest rate cap agreements as of March 31, 2001 and December 31, 2001.

With respect to the Company's equity-indexed annuities and certain separate account liabilities, the Company buys call options, futures and certain total return swap agreements on the S&P 500 Index to economically hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $134.7 million and $337.7 million as of March 31, 2001 and December 31, 2000, respectively. The Company had total return swap agreements with a carrying value of $12.7 million and $23.9 million as of March 31, 2001 and December 31, 2000, respectively.

There are risks associated with some of the techniques the Company uses to match its assets and liabilities. The primary risk associated with swap, cap and call option agreements is counterparty nonperformance. The Company believes that the counterparties to its swap, cap and call option agreements are financially responsible and that the counterparty risk associated with these transactions is minimal. Future contracts trade on organized exchanges and, therefore, have minimal credit risk. In addition, swap and cap agreements have interest rate risk and call options, futures and certain total return swap agreements have stock market risk. These swap and cap agreements hedge fixed-rate assets and the Company expects that any interest rate movements that adversely affect the market value of swap agreements would be offset by changes in the market values of such fixed-rate assets. However, there can be no assurance that these hedges will be effective in offsetting the potential adverse effects of changes in interest rates. Similarly, the call options, futures and certain total return swap agreements economically hedge the Company's obligations to provide returns on equity-indexed annuities based upon the S&P 500 Index, and the Company believes that any stock market movements that adversely affect the market value of S&P 500 Index call options, futures and certain total return swap agreements would be substantially offset by a reduction in policyholder liabilities. However, there can be no assurance that these hedges will be effective in offsetting the potentially adverse effects of changes in S&P 500 Index levels. The Company's profitability could be adversely affected if the value of its swap and cap agreements increase less than (or decrease more than) the change in the market value of its fixed rate assets and/or if the value of its S&P Index 500 call options, futures and certain total return swap agreements increase less than (or decrease more than) the value of the guarantees made to equity-indexed policyholders.

Liquidity

The Company's liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses, policy acquisition costs, and the purchase of investments. The Company generates cash from annuity premiums and deposits, net investment income, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At March 31, 2001, $12.4 billion, or 80.4%, of the Company's general account and certain separate account investments are considered readily marketable.

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

Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to Liberty Financial, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of March 31, 2001 the amount of additional dividends that the Company could pay without such approval was $28.4 million.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk

There have not been any material changes during the three-month period ended March 31, 2001 in the market risks the Company is exposed to and management of such risks, which are summarized in our 2000 Form 10-K.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     None

(b) Reports on Form 8-K

On May 4, 2001, the Company filed a Current Report on form 8-K pursuant to which the Company stated that Liberty Financial Companies, Inc., a Massachusetts corporation ("LFC"), the Company's corporate parent, and Liberty Financial Services, Inc., a Massachusetts corporation and a wholly owned subsidiary of LFC ("LFS"), entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Sun Life Assurance Company of Canada, a Canadian insurance corporation ("Sun Life"). Pursuant to the Stock Purchase Agreement, LFC and LFS agreed to sell, and Sun Life agreed to purchase (the "Sale"), all of the issued and outstanding shares of capital stock of certain direct and indirect subsidiaries of LFC and LFS constituting LFC's annuity and bank marketing businesses which include the Company for an aggregate purchase price of approximately $1.7 billion. The Sale is subject to customary conditions to closing, including without limitation receipt of approvals by various state insurance regulators in the U.S., certain regulatory authorities in the U.S. and Canada and LFC's shareholders. In connection with the execution of the Stock Purchase Agreement, Liberty Mutual Insurance Company, LFC's controlling stockholder, entered into an agreement to vote in favor of the Sale.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYPORT LIFE INSURANCE COMPANY

/s/ Bernhard M. Koch

Bernhard M. Koch
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2001