Form 10-Q
period 2001-06-30
KEYPORT LIFE INSURANCE CO
filed 2001-07-31
CIK 877494

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                    June 30, 2001

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         [X] Yes      [   ] No

    There were 2,412,000 shares of the registrant's Common Stock, $1.25 par value, outstanding as of June 30, 2001.

Page 1 of 18

KEYPORT LIFE INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2001

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	3

	Consolidated Statements of Operations for the Three and Six Months
	Ended June 30, 2001 and 2000	4

	Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2001 and 2000	5

	Notes to Consolidated Financial Statements	6-8

Item 2.	Management's Discussion and Analysis of Results of Operations and
	Financial Condition	9-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Part II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures		18

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands)
	June 30,	December 31,
ASSETS	2001	2000
	(Unaudited)
Cash and investments:
Bonds - available for sale (amortized cost: 2001 - $10,627,319
2000 - $10,728,519)	$ 10,717,461	$ 10,668,288
Equity securities (cost: 2001 - $71,482; 2000 - $71,489)	70,324	76,427
Mortgage loans	8,234	9,433
Policy loans	632,303	620,824
Other invested assets	575,757	783,043
Cash and cash equivalents	1,569,612	1,728,279
Total cash and investments	13,573,691	13,886,294

Accrued investment income	155,091	163,474
Deferred policy acquisition costs	618,772	547,901
Intangible assets	14,942	15,570
Income taxes recoverable	11,082	-
Receivable for investments sold	23,061	90,545
Other assets	155,404	91,742
Separate account assets	4,130,909	4,212,488

Total assets	$ 18,682,952	$ 19,008,014

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
	$ 11,897,017	$ 11,968,489
Income taxes payable	-	9,954
Deferred income taxes	130,537	161,615
Payable for investments purchased and loaned	1,203,078	1,364,531
Other liabilities	41,473	56,403
Separate account liabilities	4,098,549	4,166,787
Total liabilities	17,370,654	17,727,779

Stockholder's equity:
Common stock, $1.25 par value; authorized 8,000 shares;
issued and outstanding 2,412 shares	3,015	3,015
Additional paid-in capital	505,933	505,933
Retained earnings	794,970	797,606
Accumulated other comprehensive income (loss)	8,380	(26,319)
Total stockholder's equity	1,312,298	1,280,235

Total liabilities and stockholder's equity	$ 18,682,952	$ 19,008,014

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
		(Restated)		(Restated)
Revenues:
Net investment income, including distributions
from private equity limited partnerships	$ 235,766	$ 215,224	$ 470,685	$ 419,948
Interest credited to policyholders	153,361	133,226	301,855	260,515
Investment spread	82,405	81,998	168,830	159,433
Net realized investment losses	(3,421)	(9,570)	(17,793)	(17,278)
Net derivative gains	8,526	-	4,703	-
Net change in unrealized and undistributed
(losses)/gains in private equity limited
partnerships	(17,261)	7,462	(14,605)	22,446
Fee income:
Surrender charges	3,774	5,240	7,517	10,097
Separate account income	14,369	11,099	27,210	21,826
Management fees	1,707	2,047	3,571	2,882
Total fee income	19,850	18,386	38,298	34,805

Expenses:
Policy benefits	1,428	1,325	2,649	2,564
Operating expenses	15,539	17,689	32,427	31,794
Amortization of deferred policy acquisition costs	30,854	29,843	63,586	56,917
Amortization of intangible assets	314	314	628	628
Total expenses	48,135	49,171	99,290	91,903

Income before income taxes and cumulative effect
of accounting changes	41,964	49,105	80,143	107,503
Income tax expense	14,151	16,581	21,932	36,829

Income before cumulative effect of
accounting changes	27,813	32,524	58,211	70,674
Cumulative effect of accounting changes, net of tax	6,572	-	60,847	-

Net income (loss)	$21,241	$ 32,524	$ (2,636)	$ 70,674

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Six Months Ended
	June 30,
	2001	2000
		(Restated)

Cash flows from operating activities:
Net (loss) income	$ (2,636)	$ 70,674
Cumulative effect of accounting changes	60,847	-
Non-cash derivative activity	52,640	-
Adjustments to reconcile net income to net cash
provided by operating activities:
Interest credited to policyholders	301,855	260,515
Net realized investment losses	17,793	17,278
Net change in unrealized and undistributed (losses) gains in private
equity limited partnerships	14,605	(22,446)
Net (accretion) amortization on investments	(2,610)	44,296
Change in deferred policy acquisition costs	(27,310)	(22,938)
Change in current and deferred
income taxes	(38,125)	25,609
Net change in other assets and liabilities	(57,462)	(11,132)
Net cash provided by operating activities	319,597	361,856

Cash flows from investing activities:
Investments purchased - available for sale	(1,322,386)	(1,818,576)
Investments sold - available for sale	1,345,408	1,609,048
Investments matured - available for sale	42,838	58,601
Increase in policy loans	(11,479)	(13,935)
Decrease in mortgage loans	1,199	1,531
Other invested assets sold, net	37,477	29,060
Net cash provided by (used in) investing activities	93,057	(134,271)

Cash flows from financing activities:
Withdrawals from policyholder accounts	(1,330,220)	(1,106,529)
Deposits to policyholder accounts	901,229	754,775
Dividends to parent	-	(10,034)
(Decrease) increase in securities lending	(142,330)	526,270
Net cash (used in) provided by financing activities	(571,321)	164,482

Change in cash and cash equivalents	(158,667)	392,067
Cash and cash equivalents at beginning of period	1,728,279	1,075,903
Cash and cash equivalents at end of period	$ 1,569,612	$ 1,467,970

KEYPORT LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1. General

The accompanying unaudited consolidated financial statements of Keyport Life Insurance Company (the Company) includes all adjustments, consisting of normal recurring accruals that management considers necessary for a fair presentation of the Company's financial position as of June 30, 2001 and December 31, 2000 and the related consolidated statements of operations and cash flows for the three and six months ended June 30, 2001 and 2000, respectively. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 2000 Form 10-K. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2. Accounting Changes

The cumulative effect of accounting changes, net of tax, for the six months ended June 30, 2001 of $60.8 million includes a loss of $54.3 million relating to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133" (collectively hereafter referred to as the "Statement") in the quarter ended March 31, 2001 and a loss of $6.5 million relating to the adoption of Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" in the quarter ended June 30, 2001.

The Company adopted the Statement on January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset by the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in operations.

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

The Company adopted EITF Issue No. 99-20 on April 1, 2001. EITF Issue 99-20 governs the method of recognizing interest income and impairment on asset-backed investment securities. EITF Issue No. 99-20 requires the Company to update the estimate of cash flows over the life of certain retained beneficial interests in securitization transactions and purchased benefecial interests in securitized financial assets. Pursuant to EITF Issue No. 99-20, based on current information and events, if the Company estimates that the fair value of its benefitical interests is not greater than or equal to its carrying value and if there has been a decrease in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment should be recognized. The cumulative effect, reported after tax and net of related effects on deferred policy acquisition costs, upon adoption of EITF Issue No. 99-20 on April 1, 2001 decreased net income by $6.5 million with a related increase to accumulated other comprehensive income of $1.8 million.

KEYPORT LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

3. Accounting for Derivatives and Hedging Activities

All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a hedge of the fair value of a recognized asset ("fair value hedge") or (2) utilizes the derivative as an economic hedge ("non-designated derivative"). Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset attributable to the hedged risk, are recorded in current period operations as a component of net derivative gains. Changes in the fair value of non-designated derivatives are reported in current period operations as a component of net derivative gains.

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

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The interest rate swap agreements are designated and qualify as fair value hedges. The ineffective portion of the fair value hedges, net of related effects on deferred policy acquisition costs, resulted in a gain of $2.6 and $1.9 million for the three and six months ended June 30, 2001.

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

KEYPORT LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

4. Net Change in Unrealized and Undistributed (Losses)/Gains in Private Equity Limited Partnerships

The net change in unrealized and undistributed (losses)/gains in private equity limited partnerships is accounted for on the equity method and represents primarily increases/(decreases) in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. The net change of ($17.3) million and $7.5 million in unrealized and undistributed (losses)/gains is recorded net of the related amortization of deferred policy acquisition costs of ($32.1) million and $13.8 million, and net of the amounts realized, which are recognized in investment income of $18.0 million and $0.8 million, for the three months ended June 30, 2001 and 2000, respectively. The net change of ($14.6) million and $22.4 million in unrealized and undistributed (losses)/gains is recorded net of the related amortization of deferred policy acquisition costs of ($27.2) million and $41.6 million, and net of the amounts realized, which are recognized in investment income of $26.9 million and $2.5 million, for the six months ended June 30, 2001 and 2000, respectively. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments. Partnership investments totaled $424.8 million and $439.0 million ($376.2 million and $348.7 million excluding the net change in unrealized and undistributed (losses)/gains in private equity limited partnerships) at June 30, 2001 and December 31, 2000.

5. Comprehensive Income

Total comprehensive income, net of tax, for the six months ended June 30, 2001 and 2000, was $32.1 million and $32.3 million, respectively.

6. Pending Change of Control

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

Accounting Changes

The cumulative effect of accounting changes, net of tax, for the six months ended June 30, 2001 of $60.8 million includes a loss of $54.3 million relating to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133" (collectively hereafter referred to as the "Statement") in the quarter ended March 31, 2001 and a loss of $6.5 million relating to the adoption of Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" in the quarter ended June 30, 2001.

The Company adopted the Statement on January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset by the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in operations.

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

The Company adopted EITF Issue No. 99-20 on April 1, 2001. EITF Issue 99-20 governs the method of recognizing interest income and impairment on asset-backed investment securities. EITF Issue No. 99-20 requires the Company to update the estimate of cash flows over the life of certain retained beneficial interests in securitization transactions and purchased benefecial interests in securitized financial assets. Pursuant to EITF Issue No. 99-20, based on current information and events, if the Company estimates that the fair value of its benefitical interests is not greater than or equal to its carrying value and if there has been a decrease in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment should be recognized. The cumulative effect, reported after tax and net of related effects on deferred policy acquisition costs, upon adoption of EITF Issue No. 99-20 on April 1, 2001 decreased net income by $6.5 million with a related increase to accumulated other comprehensive income of $1.8 million.

Results of Operations

Net income (loss) was $21.2 million and $32.5 million for the three months ended June 30, 2001 and 2000, respectively, and $(2.6) million and $70.7 million for the six months ended June 30, 2001 and 2000, respectively. Income from operations (income before cumulative effect accounting changes, income taxes, net change in unrealized and undistributed (losses)/gains in private equity limited partnerships, and net realized investment losses) was $62.6 million and $51.2 million for the three months ended June 30, 2001 and 2000, respectively, and $112.5 million and $102.3 million for the six months ended June 30, 2001 and 2000, respectively. The increase in income from operations is primarily attributable to net derivative gains of $8.5 million and $4.7 million for the three and six months ended June 30, 2001, respectively.

Net derivative gains of $8.5 million and $4.7 million for the three and six months ended June 30, 2001, respectively, represents fair value changes of non-designated derivatives and the ineffective portion of fair value hedges, net of related effects on deferred policy acquisition costs.

All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a hedge of the fair value of a recognized asset ("fair value hedge") or (2) utilizes the derivative as an economic hedge ("non-designated derivative"). Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset attributable to the hedged risk, are recorded in current period operations as a component of net derivative gains. Changes in the fair value of non-designated derivatives are reported in current period operations as a component of net derivative gains.

The Company issues equity-indexed annuity contracts that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract), is carried at fair value, and is considered a non-designated derivative. The Company purchases call options and futures on the S&P 500 Index to economically hedge its obligation under the annuity contract to provide returns based upon this index. The call options and futures are non-designated derivatives. In addition, the Company utilizes non-designated total return swap agreements to hedge its obligations related to certain separate account liabilities. The net derivative gain (loss) related to changes in the fair value of the "embedded" derivatives, net of related effects on deferred policy acquisition costs was a gain of $0.3 million and $30.9 million for the three and six months ended June 30, 2001, respectively. The net derivative gain (loss) related to changes in the fair value of call options and futures, net of related effects on deferred policy acquisition costs was a gain of $5.6 million and a loss of $(28.1) million for the three and six months ended June 30, 2001, respectively.

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The interest rate swap agreements are designated and qualify as fair value hedges. The ineffective portion of the fair value hedges, net of related effects on deferred policy acquisition costs, resulted in a gain of $2.6 million and $1.9 million for the three and six months ended June 30, 2001, respectively.

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

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value and changes in value will be reported in operations. The subsequent fair value changes in the hedged asset will no longer be reported in current period operations.                                              10

Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited to policyholder balances. Investment spread was $82.4 million and $82.0 million for the three months ended June 30, 2001 and 2000, respectively. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage was 2.43% and 2.36% for the three months ended June 30, 2001 and 2000, respectively. Investment spread was $168.8 million and $159.4 million for the six months ended June 30, 2001 and 2000, respectively. The investment spread percentage was 2.46% and 2.30% for the six months ended June 30, 2001 and 2000, respectively.

Investment income was $235.8 million and $215.2 million for the three months ended June 30, 2001 and 2000, respectively. The increase of $20.6 million in 2001 compared to 2000 is the result of a higher average investment yield ($24.3 million) offset by a decrease in average invested assets ($3.7 million). The average investment yield was 7.56% and 6.79% for the three months ended June 30, 2001 and 2000, respectively. Investment income was $470.7 million and $419.9 million for the six months ended June 30, 2001 and 2000, respectively. The increase of $50.8 million in 2001 compared to 2000 is the result of a higher average investment yield ($54.4 million) offset by a decrease in average invested assets ($3.6 million). The average investment yield was 7.49% and 6.63% for the six months ended June 30, 2001 and 2000, respectively. The adoption of FAS133 requires that call options be carried at fair value and the Company's call options are considered non-designated derivatives. The changes of the fair value of the call options are reported as a component of net derivative income (loss) in 2001. In the prior year, the premium paid for a call option was amortized over its contract term and the call option amortization was included as a component of investment income. Investment income for the three and six months ended June 30, 2000, includes $23.5 million and $44.6 million, respectively, of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities. If FAS 133 was not adopted, call option amortization expense and the average investment yield would have been $23.3 million and 6.83% and $48.1 million and 6.76% for the three and six months ended June 30, 2001, respectively.

Interest credited to policyholders was $153.4 million and $133.2 million for the three months ended June 30, 2001 and 2000, respectively. The increase of $20.2 million in 2001 compared to 2000 is the result of a higher average interest credited rate ($20.8 million) offset by a slightly lower level of average policyholder balances ($0.6 million). Policyholder balances averaged $11.9 billion ($10.0 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $1.9 billion of equity-indexed annuities) and $12.0 billion ($9.6 billion of fixed products and $2.4 billion of equity-indexed annuities) for the three months ended June 30, 2001 and 2000, respectively. The average interest credited rate was 5.13% (5.37% on fixed products and 3.97% on equity-indexed annuities) and 4.43% (5.26% on fixed products and 0.85% on equity-indexed annuities) for the three months ended June 30, 2001 and 2000, respectively. Interest credited to policyholders was $301.9 million and $260.5 million for the six months ended June 30, 2001 and 2000, respectively. The increase of $41.4 million in 2001 compared to 2000 is the result of a higher average interest credited rate ($42.2 million) offset by a slightly lower level of average policyholder balances ($0.8 million). Policyholder balances averaged $12.0 billion ($10.0 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $2.0 billion of equity-indexed annuities) and $12.0 billion ($9.7 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $2.3 billion of equity-indexed annuities) for the six months ended June 30, 2001 and 2000, respectively. The average interest credited rate was 5.03% (5.29% on fixed products and 3.77% on equity-indexed annuities) and 4.33% (5.13% on fixed products and 0.85% on equity-indexed annuities) for the six months ended June 30, 2001 and 2000, respectively. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 100%) of the change in value of the S&P 500 Index. The Company's equity-indexed annuities also provide full guarantee of principal if held to term, plus interest at 0.85% annually.

Under FAS 133, the index annuities are deemed to contain an embedded derivative (the change in value attributable to the change in the S&P 500 index) and a host contract. The host contracts' interest rate is derived at the inception of the contract and an effective interest rate is utilized that will result in a liability equal to the guaranteed minimum account value at the end of the term. The embedded derivative is a non-designated derivative and the changes in fair value are reported as a component of derivative income (loss). In 2000, the interest credited to equity-indexed policyholders related to the participation rate is reflected net of income recognized on the S&P 500 Index call options and futures resulting in a 0.85% net credited rate. If FAS 133 was not adopted, interest credited and the average interest credited rate would have been $144.6 million and 4.82% and $285.1 million and 4.75% for the three and six months ended June 30, 2001, respectively.

Average investments in the Company's general account (computed without giving effect to SFAS 115), including a portion of the Company's cash and cash equivalents, were $12.5 billion and $12.7 billion for the three months ended June 30, 2001 and 2000, respectively. Average investments were $12.6 billion and $12.7 billion for the six months ended June 30, 2001 and 2000, respectively.

Net realized investment losses were $3.4 million and $9.6 million for the three months ended June 30, 2001 and 2000, respectively, and $17.8 million and $17.3 million for the six months ended June 30, 2001 and 2000, respectively. Sales of investments generally are made to maximize total return and to take advantage of prevailing market conditions. Net realized investment losses included $5.2 million and $5.4 million for the three months ended June 30, 2001 and 2000, respectively, and $23.6 million and $8.7 million for the six months ended June 30, 2001 and 2000, respectively, for certain fixed maturity investments where the decline in value was determined to be other than temporary.

Net change in unrealized and undistributed (losses)/gains in private equity limited partnerships is accounted for on the equity method and represents primarily increases/(decreases) in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. The net change of ($17.3) million and $7.5 million in unrealized and undistributed (losses)/gains is recorded net of the related amortization of deferred policy acquisition costs of ($32.1) million and $13.8 million, and net of the amounts realized, which are recognized in investment income of $18.0 million and $0.8 million, for the three months ended June 30, 2001 and 2000, respectively. The net change of ($14.6) million and $22.4 million in unrealized and undistributed (losses)/gains is recorded net of the related amortization of deferred policy acquisition costs of ($27.2) million and $41.6 million, and net of the amounts realized, which are recognized in investment income of $26.9 million and $2.5 million, for the six months ended June 30, 2001 and 2000, respectively. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments.

Surrender charges are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $3.8 million and $5.2 million for the three months ended June 30, 2001 and 2000, respectively, and $7.5 million and $10.1 million for the six months ended June 30, 2001 and 2000, respectively.

On an annualized basis, total annuity withdrawals represented 21.1% and 16.9% of the total average annuity policyholder and separate account balances for the three months ended June 30, 2001 and 2000, respectively, and 19.3% and 15.9% of the total average annuity policyholder and separate account balances for the six months ended June 30, 2001 and 2000, respectively. The higher level of surrenders are the result of increased competition from other investment products and policy-holders surrendering out of fixed and indexed annuities.

Separate account income is primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $14.4 million and $11.1 million for the three months ended June 30, 2001 and 2000, respectively, and $27.2 million and $21.8 million for the six months ended June 30, 2001 and 2000, respectively. Variable product fees represented 1.44% and 1.23% of the average variable annuity and variable life separate account balances for the three months ended June 30, 2001 and 2000, respectively, and 1.38% and 1.26% of the average variable annuity and variable life separate account balances for the six months ended June 30, 2001 and 2000, respectively. In addition, for certain separate account institutional accounts, the investment spread is included in separate account income.

Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the level of assets under management, which are affected by product sales, redemptions and changes in the fair values of the investments managed. Management fees were $1.7 million and $2.0 million for the three months ended June 30, 2001 and 2000, respectively, and $3.6 million and $2.9 million for the six months ended June 30, 2001 and 2000, respectively. Average separate account assets were $4.1 billion and $3.6 billion for the three months ended June 30, 2001 and 2000, respectively, and $4.1 billion and $3.5 billion for the six months ended June 30, 2001 and 2000, respectively.

Operating expenses primarily represent compensation and general and administrative expenses. These expenses were $15.5 million and $17.7 million for the three months ended June 30, 2001 and 2000, respectively, and $32.4 million and $31.8 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in the three months ended June 30, 2001 compared to the same period in the prior year was primarily due to lower administrative expenses.

Amortization of deferred policy acquisition costs relates to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such acquisition costs included commissions, costs of policy issuance, underwriting and selling expenses.

Amortization was $30.9 million and $29.8 million for the three months ended June 30, 2001 and 2000, respectively, and $63.6 million and $56.9 million for the six months ended June 30, 2001 and 2000, respectively. Deferred policy acquisition cost amortization expense for the three months ended June 30, 2001 and 2000 represented 31.9% and 32.1% on an annualized basis, of investment spread and separate account fees for 2001 and 2000, respectively. Deferred policy acquisition cost amortization expense for the six-month periods ended June 30, 2001 and 2000 represented 32.4% and 31.4%, on an annualized basis, of investment spread and separate account fees for 2001 and 2000, respectively.

Federal income tax expense was $14.2 million or 33.7% and $16.6 million or 33.8% of pretax income for the three months ended June 30, 2001 and 2000, respectively, and $21.9 million or 27.4% and $36.8 million or 34.3% for the six months ended June 30, 2001 and 2000, respectively. The decrease in the effective tax rate in 2001 as compared to 2000 primarily reflects a reduction of $5.9 million to the valuation allowance established for unrealized capital losses in the "available for sale" investment portfolio.

Financial Condition

Stockholder's equity was $1.312 billion as of June 30, 2001 compared to $1.280 billion as of December 31, 2000. The $32.0 million increase in stockholder's equity consists of a $34.6 million increase in net unrealized investment (losses)/gains on available for sale securities and $2.6 million loss for the six months ended June 30, 2001.

Investments (computed without giving effect to Statement of Financial Accounting Standards No. 115), including a portion of the Company's cash and cash equivalents, were $12.4 and $12.6 billion as of June 30, 2001 and December 31, 2000, respectively.

The Company's general investment policy is to hold fixed maturity investments for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its bond portfolio as "available for sale" and carries such investments at fair value. Gross unrealized gains (losses) at June 30, 2001 and December 31, 2000 were $82.3 million and ($60.2) million, respectively.

Approximately $11.9 billion, or 79.4%, of the Company's general account and certain separate account investments at June 30, 2001, were rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners (NAIC). At June 30, 2001, the carrying value of investments in below investment grade securities totaled $1.2 billion, or 8.0% of general account and certain separate account investments of $15.0 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

The Company routinely reviews its portfolio of investment securities. The Company identifies monthly any investments that require additional monitoring, and reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports, and other externally generated information concerning the borrower's affairs. In the case of publicly traded fixed maturity securities, management also considers market value quotations if available. As of June 30, 2001 and December 31, 2000, the carrying value of fixed maturity securities that were non-income producing was $23.6 million and $24.4 million, respectively.

Derivatives

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate and total return swap agreements and interest rate cap agreements to match assets more closely to liabilities. Interest rate swap agreements are agreements to exchange with counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. A total return swap agreement is an agreement to exchange payments based upon an underlying notional balance and changes in variable rate and total return indices. The Company utilizes total return swap agreements to hedge its obligations related to certain separate account liabilities. The Company had 99 and 69 outstanding swap agreements as of June 30, 2001 and December 31, 2000, respectively, with an aggregate notional principal amount of $4.1 billion and $3.8 billion, respectively.

Cap agreements are agreements with a counterparty that require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying notional principal to hedge against rising interest rates. There were no outstanding interest rate cap agreements as of June 30, 2001 and December 31, 2000.

With respect to the Company's equity-indexed annuities, the Company buys call options and futures on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $145.2 million and $337.7 million as of June 30, 2001 and December 31, 2000, respectively. The Company had open futures with a fair value of $7.5 million and $10.5 million as of June 30, 2001 and December 31, 2000, respectively. The Company had total return swap agreements with a carrying value of $24.6 million and $23.9 million as of June 30, 2001 and December 31, 2000, respectively.

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

Liquidity

The Company's liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses, policy acquisition costs, and the purchase of investments. The Company generates cash from annuity premiums and deposits, net investment income, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At June 30, 2001, $11.9 billion, or 79.4%, of the Company's general account and certain separate account investments are considered readily marketable.

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

Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to Liberty Financial, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of June 30, 2001, the amount of dividends that the Company could pay without such approval was $38.4 million.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk

There have not been any material changes during the six months ended June 30, 2001 in the market risks the Company is exposed to and management of such risks, which are summarized in our 2000 Form 10-K.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit

There are no exhibits for the quarter ended June 30, 2001.

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

Date: July 31, 2001