Form 10-Q
period 2001-09-30
KEYPORT LIFE INSURANCE CO
filed 2001-10-31
CIK 877494

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                    September 30, 2001

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         [X] Yes      [   ] No

    There were 2,412,000 shares of the registrant's Common Stock, $1.25 par value, outstanding as of September 30, 2001.

Page 1 of 20

KEYPORT LIFE INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTMEBER 30, 2001

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	3

	Consolidated Statements of Operations for the Three and Nine Months
	Ended September 30, 2001 and 2000	4

	Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2001 and 2000	5

	Notes to Consolidated Financial Statements	6-9

Item 2.	Management's Discussion and Analysis of Results of Operations and
	Financial Condition	10-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Part II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	19

Signatures		20

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands)
	September 30,	December 31,
ASSETS	2001	2000
	(Unaudited)
Cash and investments:
Fixed maturities available for sale (amortized cost: 2001 - $10,554,094
2000 - $10,728,519)	$ 10,829,092	$ 10,668,288
Equity securities (cost: 2001 - $69,383; 2000 - $71,489)	57,739	76,427
Mortgage loans	7,488	9,433
Policy loans	633,192	620,824
Other invested assets	471,072	783,043
Cash and cash equivalents	1,815,502	1,728,279
Total cash and investments	13,814,085	13,886,294

Accrued investment income	142,782	163,474
Deferred policy acquisition costs	531,016	547,901
Intangible assets	14,628	15,570
Income taxes recoverable	40,437	-
Receivable for investments sold	32,586	90,545
Other assets	201,640	91,742
Separate account assets	3,853,278	4,212,488

Total assets	$ 18,630,452	$ 19,008,014

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Policy liabilities	$ 12,033,291	$ 11,968,489
Income taxes payable	-	9,954
Deferred income taxes	166,413	161,615
Payable for investments purchased and loaned	1,220,918	1,364,531
Other liabilities	41,533	56,403
Separate account liabilities	3,823,420	4,166,787
Total liabilities	17,285,575	17,727,779

Stockholder's equity:
Common stock, $1.25 par value; authorized 8,000 shares;
issued and outstanding 2,412 shares	3,015	3,015
Additional paid-in capital	505,933	505,933
Retained earnings	796,439	797,606
Accumulated other comprehensive income (loss)	39,490	(26,319)
Total stockholder's equity	1,344,877	1,280,235

Total liabilities and stockholder's equity	$ 18,630,452	$ 19,008,014

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Revenues:
Net investment income, including distributions
from private equity limited partnerships	$ 195,391	$ 212,896	$ 666,076	$ 632,844
Interest credited to policyholders	148,099	135,758	449,954	396,273
Investment spread	47,292	77,138	216,122	236,571
Net realized investment losses	(14,021)	(12,358)	(31,814)	(29,636)
Net derivative losses	(6,537)	-	(1,834)	-
Net change in unrealized and undistributed
(losses)/gains in private equity limited
partnerships	(2,483)	5,895	(17,088)	28,340
Fee income:
Surrender charges	3,681	6,031	11,198	16,128
Separate account income	12,366	11,766	39,576	33,592
Management fees	1,748	1,522	5,319	4,404
Total fee income	17,795	19,319	56,093	54,124

Expenses:
Policy benefits	1,558	941	4,207	3,505
Operating expenses	16,975	15,438	49,402	47,232
Amortization of deferred policy acquisition costs	24,175	26,931	87,761	83,848
Amortization of intangible assets	315	315	943	943
Total expenses	43,023	43,625	142,313	135,528

(Loss) income before income taxes and cumulative
effect of accounting changes	(977)	46,369	79,166	153,871
Income tax (benefit) expense	(2,446)	9,735	19,486	46,564

Income before cumulative effect of
accounting changes	1,469	36,634	59,680	107,307
Cumulative effect of accounting changes, net of tax	-	-	60,847	-

Net income (loss)	$ 1,469	$ 36,634	$ (1,167)	$ 107,307

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Nine Months Ended
	September 30,
	2001	2000

Cash flows from operating activities:
Net (loss) income	$ (1,167)	$ 107,307
Cumulative effect of accounting changes	60,847	-
Non-cash derivative activity	95,171	-
Adjustments to reconcile net income to net cash
provided by operating activities:
Interest credited to policyholders	449,954	396,273
Net realized investment losses	31,814	29,636
Net change in unrealized and undistributed (losses) gains in private
equity limited partnerships	17,088	(28,340)
Net (accretion) amortization on investments	(11,913)	58,541
Change in deferred policy acquisition costs	(55,267)	(53,508)
Change in current and deferred
income taxes	(48,309)	34,202
Net change in other assets and liabilities	(91,015)	(18,162)
Net cash provided by operating activities	447,203	525,949

Cash flows from investing activities:
Investments purchased - available for sale	(1,960,990)	(4,833,405)
Investments sold - available for sale	1,975,313	4,756,127
Investments matured - available for sale	86,626	110,760
Increase in policy loans	(12,368)	(16,904)
Decrease in mortgage loans	1,945	2,063
Other invested assets sold, net	45,503	54,497
Net cash provided by investing activities	136,029	73,138

Cash flows from financing activities:
Withdrawals from policyholder accounts	(1,957,586)	(1,545,692)
Deposits to policyholder accounts	1,568,286	1,177,269
Dividends to parent	-	(10,034)
(Decrease) increase in securities lending	(106,709)	558,515
Net cash (used in) provided by financing activities	(496,009)	180,058

Change in cash and cash equivalents	87,223	779,145
Cash and cash equivalents at beginning of period	1,728,279	1,075,903
Cash and cash equivalents at end of period	$ 1,815,502	$ 1,855,048

KEYPORT LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1. General

The accompanying unaudited consolidated financial statements of Keyport Life Insurance Company (the Company) includes all adjustments, consisting of normal recurring accruals that management considers necessary for a fair presentation of the Company's financial position as of September 30, 2001 and December 31, 2000 and the related consolidated statements of operations and cash flows for the three and nine months ended September 30, 2001 and 2000, respectively. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 2000 Form 10-K. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2. Accounting Changes

The cumulative effect of accounting changes, net of tax, for the nine months ended September 30, 2001 of $60.8 million includes a loss of $54.3 million relating to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133" (collectively hereafter referred to as the "Statement") in the quarter ended March 31, 2001 and a loss of $6.5 million relating to the adoption of Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" in the quarter ended June 30, 2001.

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

The Company adopted EITF Issue No. 99-20 on April 1, 2001. EITF Issue 99-20 governs the method of recognizing interest income and impairment on asset-backed investment securities. EITF Issue No. 99-20 requires the Company to update the estimate of cash flows over the life of certain retained beneficial interests in securitization transactions and purchased benefecial interests in securitized financial assets. Pursuant to EITF Issue No. 99-20, based on current information and events, if the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value and if there has been a decrease in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment should be recognized. The cumulative effect, reported after tax and net of related effects on deferred policy acquisition costs, upon adoption of EITF Issue No. 99-20 on April 1, 2001 decreased net income by $6.5 million with a related increase to accumulated other comprehensive income of $1.8 million.

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

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements. Interest rate swap agreements are agreements to exchange with a counterparty, interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The interest rate swap agreements are designated and qualify as fair value hedges. The ineffective portion of the fair value hedges, net of related effects on deferred policy acquisition costs, resulted in a loss of ($4.5) and ($2.6) million for the three and nine months ended September 30, 2001.

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

KEYPORT LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

4. Net Change in Unrealized and Undistributed (Losses)/Gains in Private Equity Limited Partnerships

The net change in unrealized and undistributed (losses)/gains in private equity limited partnerships is accounted for on the equity method and represents primarily increases/(decreases) in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. The net change of ($2.5) million and $5.9 million in unrealized and undistributed (losses)/gains is recorded net of the related amortization of deferred policy acquisition costs of ($4.6) million and $11.0 million, and net of the amounts realized, which are recognized in investment income of $1.6 million and $6.2 million, for the three months ended September 30, 2001 and 2000, respectively. The net change of ($17.1) million and $28.3 million in unrealized and undistributed (losses)/gains is recorded net of the related amortization of deferred policy acquisition costs of ($31.7) million and $52.6 million, and net of the amounts realized, which are recognized in investment income of $31.4 million and $8.7 million, for the nine months ended September 30, 2001 and 2000, respectively. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments. Partnership investments totaled $429.1 million and $439.0 million ($387.6 million and $348.7 million excluding the unrealized and undistributed (losses)/gains in private equity limited partnerships) at September 30, 2001 and December 31, 2000.

5. Comprehensive Income

Total comprehensive income, net of tax, for the nine months ended September 30, 2001 and 2000, was $64.6 million and $155.7 million, respectively.

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

The transaction is subject to customary conditions to closing, including receipt of approvals by various state insurance regulators in the U.S., certain other regulatory authorities in the U.S. and Canada and Liberty Financial's shareholders. In connection with the execution of the definitive purchase agreement, Liberty Mutual Insurance Company, LFC's controlling stockholder, entered into an agreement to vote in favor of the Sun Life Financial transaction. The acquisition is expected to close on October 31, 2001.

KEYPORT LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

7. September 11, 2001

The Company has approximately $440.6 million of fixed maturities invested in entities associated with the airline, hotel, and hospitality businesses. The national tragedy of September 11, 2001 has had an adverse impact on these industries. The Company has not recorded any other than temporary declines due to the decrease in market value of these investments subsequent to the September 11 terrorist attacks. The Company will continue to monitor the recoverability of these investments.

The Company also has a swap agreement in which the Company participates in a reinsurance pool of catastrophic insurance. The Company's maximum exposure under this agreement is $13.6 million per calendar year. The Company's estimated pro-rata share of losses associated with the September 11 terrorist attacks is $11.8 million, which has been recorded as a component of net investment income.

8. Reclassifications

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

The transaction is subject to customary conditions to closing, including receipt of approvals by various state insurance regulators in the U.S., certain other regulatory authorities in the U.S. and Canada and Liberty Financial's shareholders. In connection with the execution of the definitive purchase agreement, Liberty Mutual Insurance Company, LFC's controlling stockholder, entered into an agreement to vote in favor of the Sun Life Financial transaction. The acquisition is expected to close October 31, 2001.

Accounting Changes

The cumulative effect of accounting changes, net of tax, for the nine months ended September 30, 2001 of $60.8 million includes a loss of $54.3 million relating to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133" (collectively hereafter referred to as the "Statement") in the quarter ended March 31, 2001 and a loss of $6.5 million relating to the adoption of Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" in the quarter ended June 30, 2001.

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

September 11, 2001

The Company has approximately $440.6 million of fixed maturities invested in entities associated with the airline, hotel, and hospitality businesses. The national tragedy of September 11, 2001 has had an adverse impact on these industries. The Company has not recorded any other than temporary declines due to the decrease in market value of these investments subsequent to the September 11 terrorist attacks. The Company will continue to monitor the recoverability of these investments.

The Company also has a swap agreement in which the Company participates in a reinsurance pool of catastrophic insurance. The Company's maximum exposure under this agreement is $13.6 million per calendar year. The Company's estimated pro-rata share of losses associated with the September 11 terrorist attacks is $11.8 million, which has been recorded as a component of net investment income.

Results of Operations

Net income (loss) was $1.5 million and $36.6 million for the three months ended September 30, 2001 and 2000, respectively, and $(1.2) million and $107.3 million for the nine months ended September 30, 2001 and 2000, respectively. Income from operations (income before cumulative effect of accounting changes, income taxes, net change in unrealized and undistributed (losses)/gains in private equity limited partnerships, and net realized investment losses) was $15.5 million and $52.8 million for the three months ended September 30, 2001 and 2000, respectively, and $128.1 million and $155.2 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in income from operations is primarily attributable to a decrease in net investment spread of $29.8 million and $20.4 million and net derivative losses of $6.5 million and $1.8 million for the three and nine months ended September 30, 2001, respectively.

Net derivative losses of $6.5 million and $1.8 million for the three and nine months ended September 30, 2001, respectively, represents fair value changes of non-designated derivatives and the ineffective portion of fair value hedges, net of related effects on deferred policy acquisition costs.

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

The Company issues equity-indexed annuity contracts that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract), is carried at fair value, and is considered a non-designated derivative. The Company purchases call options and futures on the S&P 500 Index to economically hedge its obligation under the annuity contract to provide returns based upon this index. The call options and futures are non-designated derivatives. In addition, the Company utilizes non-designated total return swap agreements to hedge its obligations related to certain separate account liabilities. The net derivative gain (loss) related to changes in the fair value of the "embedded" derivatives, net of related effects on deferred policy acquisition costs was a gain of $15.5 million and $46.4 million for the three and nine months ended September 30, 2001, respectively. The net derivative gain (loss) related to changes in the fair value of call options and futures, net of related effects on deferred policy acquisition costs was a loss of ($17.5) million and a loss of ($45.6) million for the three and nine months ended September 30, 2001, respectively.

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements. Interest rate swap agreements are agreements to exchange with a counterparty, interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The interest rate swap agreements are designated and qualify as fair value hedges. The ineffective portion of the fair value hedges, net of related effects on deferred policy acquisition costs, resulted in a loss of ($4.5) million and ($2.6) million for the three and nine months ended September 30, 2001, respectively.

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

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value and changes in value will be reported in operations. The subsequent fair value changes in the hedged asset will no longer be reported in current period operations.                                                                           12

Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited to policyholder balances. Investment spread was $47.3 million and $77.1 million for the three months ended September 30, 2001 and 2000, respectively. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage was 1.37% and 2.19% for the three months ended September 30, 2001 and 2000, respectively. Investment spread was $216.1 million and $236.6 million for the nine months ended September 30, 2001 and 2000, respectively. The investment spread percentage was 2.10% and 2.26% for the nine months ended September 30, 2001 and 2000, respectively.

Investment income was $195.4 million and $212.9 million for the three months ended September 30, 2001 and 2000, respectively. The decrease of $17.5 million in 2001 compared to 2000 is the result of a lower average investment yield ($11.5 million) and a decrease in average invested assets ($6.0 million). The average investment yield was 6.32% and 6.68% for the three months ended September 30, 2001 and 2000, respectively. Investment income was $666.1 million and $632.8 million for the nine months ended September 30, 2001 and 2000, respectively. The increase of $33.3 million in 2001 compared to 2000 is the result of a higher average investment yield ($43.5 million) offset by a decrease in average invested assets ($10.2 million). The average investment yield was 7.10% and 6.65% for the nine months ended September 30, 2001 and 2000, respectively. The adoption of FAS133 requires that call options be carried at fair value and the Company's call options are considered non-designated derivatives. The changes of the fair value of the call options are reported as a component of net derivative loss in 2001. In the prior year, the premium paid for a call option was amortized over its contract term and the call option amortization was included as a component of investment income. Investment income for the three and nine months ended September 30, 2000, includes $19.7 million and $64.3 million, respectively, of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities. If FAS 133 was not adopted, call option amortization expense and the average investment yield would have been $19.4 million and 5.69% and $67.4 million and 6.40% for the three and nine months ended September 30, 2001, respectively.

Interest credited to policyholders was $148.1 million and $135.8 million for the three months ended September 30, 2001 and 2000, respectively. The increase of $12.3 million in 2001 compared to 2000 is the result of a higher average interest credited rate ($13.8 million) offset by a slightly lower level of average policyholder balances ($1.5 million). Policyholder balances averaged $12.0 billion ($10.3 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $1.7 billion of equity-indexed annuities) and $12.1 billion ($9.8 billion of fixed products and $2.3 billion of equity-indexed annuities) for the three months ended September 30, 2001 and 2000, respectively. The average interest credited rate was 4.95% (5.07% on fixed products and 4.31% on equity-indexed annuities) and 4.49% (5.30% on fixed products and 0.85% on equity-indexed annuities) for the three months ended September 30, 2001 and 2000, respectively. Interest credited to policyholders was $450.0 million and $396.3 million for the nine months ended September 30, 2001 and 2000, respectively. The increase of $53.7 million in 2001 compared to 2000 is the result of a higher average interest credited rate ($56.0 million) offset by a slightly lower level of average policyholder balances ($2.3 million). Policyholder balances averaged $12.0 billion ($10.1 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $1.9 billion of equity-indexed annuities) and $12.1 billion ($9.7 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $2.4 billion of equity-indexed annuities) for the nine months ended September 30, 2001 and 2000, respectively. The average interest credited rate was 5.00% (5.20% on fixed products and 3.93% on equity-indexed annuities) and 4.38% (5.18% on fixed products and 0.85% on equity-indexed annuities) for the nine months ended September 30, 2001 and 2000, respectively. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 120%) of the change in value of the S&P 500 Index. The Company's equity-indexed annuities also provide full guarantee of principal if held to term, plus interest at 0.85% annually.

Under FAS 133, the index annuities are deemed to contain an embedded derivative (the change in value attributable to the change in the S&P 500 index) and a host contract. The host contracts' interest rate is derived at the inception of the contract and an effective interest rate is utilized that will result in a liability equal to the guaranteed minimum account value at the end of the term. The embedded derivative is a non-designated derivative and the changes in fair value are reported as a component of derivative loss. In 2000, the interest credited to equity-indexed policyholders related to the participation rate is reflected net of income recognized on the S&P 500 Index call options and futures resulting in a 0.85% net credited rate. If FAS 133 was not adopted, interest credited and the average interest credited rate would have been $143.7 million and 4.79% and $428.8 million and 4.76% for the three and nine months ended September 30, 2001, respectively.

Average investments in the Company's general account (computed without giving effect to SFAS 115), including a portion of the Company's cash and cash equivalents, were $12.4 billion and $12.8 billion for the three months ended September 30, 2001 and 2000, respectively. Average investments were $12.5 billion and $12.7 billion for the nine months ended September 30, 2001 and 2000, respectively.

Net realized investment losses were $14.0 million and $12.4 million for the three months ended September 30, 2001 and 2000, respectively, and $31.8 million and $29.6 million for the nine months ended September 30, 2001 and 2000, respectively. Sales of investments generally are made to maximize total return and to take advantage of prevailing market conditions. Net realized investment losses included $19.3 million and $5.7 million for the three months ended September 30, 2001 and 2000, respectively, and $42.8 million and $8.7 million for the nine months ended September 30, 2001 and 2000, respectively, for certain fixed maturity investments where the decline in value was determined to be other than temporary.

Net change in unrealized and undistributed (losses)/gains in private equity limited partnerships is accounted for on the equity method and represents primarily increases/(decreases) in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. The net change of ($2.5) million and $5.9 million in unrealized and undistributed (losses)/gains is recorded net of the related amortization of deferred policy acquisition costs of ($4.6) million and $11.0 million, and net of the amounts realized, which are recognized in investment income of $1.6 million and $6.2 million, for the three months ended September 30, 2001 and 2000, respectively. The net change of ($17.1) million and $28.3 million in unrealized and undistributed (losses)/gains is recorded net of the related amortization of deferred policy acquisition costs of ($31.7) million and $52.6 million, and net of the amounts realized, which are recognized in investment income of $31.4 million and $8.7 million, for the nine months ended September 30, 2001 and 2000, respectively. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments. Partnership investments totaled $429.1 million and $439.0 million ($387.6 million and $348.7 million excluding the unrealized and undistributed (losses)/gains in private equity limited partnerships) at September 30, 2001 and December 31, 2000.

Surrender charges are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $3.7 million and $6.0 million for the three months ended September 30, 2001 and 2000, respectively, and $11.2 million and $16.1 million for the nine months ended September 30, 2001 and 2000, respectively.

On an annualized basis, total annuity withdrawals represented 19.0% and 15.0% of the total average annuity policyholder and separate account balances for the three months ended September 30, 2001 and 2000, respectively, and 19.2% and 15.6% of the total average annuity policyholder and separate account balances for the nine months ended September 30, 2001 and 2000, respectively. The higher level of surrenders is the result of increased competition from other investment products and policy-holders surrendering out of fixed and indexed annuities.

Separate account income is primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $12.4 million and $11.8 million for the three months ended September 30, 2001 and 2000, respectively, and $39.6 million and $33.6 million for the nine months ended September 30, 2001 and 2000, respectively. Variable product fees represented 1.24% and 1.22% of the average variable annuity and variable life separate account balances for the three months ended September 30, 2001 and 2000, respectively, and 1.30% and 1.25% of the average variable annuity and variable life separate account balances for the nine months ended September 30, 2001 and 2000, respectively. In addition, for certain separate account institutional accounts, the investment spread is included in separate account income.

Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the level of assets under management, which are affected by product sales, redemptions and changes in the fair values of the investments managed. Management fees were $1.7 million and $1.5 million for the three months ended September 30, 2001 and 2000, respectively, and $5.3 million and $4.4 million for the nine months ended September 30, 2001 and 2000, respectively. Average separate account assets were $4.0 billion and $3.8 billion for the three months ended September 30, 2001 and 2000, respectively, and $4.1 billion and $3.6 billion for the nine months ended September 30, 2001 and 2000, respectively.

Operating expenses primarily represent compensation and general and administrative expenses. These expenses were $16.9 million and $15.4 million for the three months ended September 30, 2001 and 2000, respectively, and $49.4 million and $47.2 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in the three and nine months ended September 30, 2001 compared to the same periods in the prior year was primarily due to higher compensation cost.

Amortization of deferred policy acquisition costs relates to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such acquisition costs included commissions, costs of policy issuance, underwriting and selling expenses.

Amortization was $24.2 million and $26.9 million for the three months ended September 30, 2001 and 2000, respectively, and $87.8 million and $83.8 million for the nine months ended September 30, 2001 and 2000, respectively. Deferred policy acquisition cost amortization expense for the three months ended September 30, 2001 and 2000 represented 40.5% and 30.3% on an annualized basis, of investment spread and separate account fees for 2001 and 2000, respectively. Deferred policy acquisition cost amortization expense for the nine-month periods ended September 30, 2001 and 2000 represented 34.3% and 31.0%, on an annualized basis, of investment spread and separate account fees for 2001 and 2000, respectively. In September 2001, an additional $5.4 million of deferred policy acquisition cost was amortized based upon revised estimates of future gross profits. Excluding the prospective unlocking adjustment of $5.4 million, amortization of deferred policy acquisition cost as a percent of investment spread and separate account fees would have been 31.5% and 32.2% for the three and nine month periods ended September 30, 2001, respectively.

Federal income tax (benefit) expense was $(2.5) million or 250.4% and $9.7 million or 21.0% of pretax income for the three months ended September 30, 2001 and 2000, respectively, and $19.5 million or 24.6% and $46.6 million or 30.3% for the nine months ended September 30, 2001 and 2000, respectively. The decrease in the effective tax rate in 2001 as compared to 2000 is attributable to a $2.1 million and $8.0 million reduction in tax expense for the three and nine month periods ended September 30, 2001, respectively. The reduction is primarily attributable to a valuation allowance established for unrealized capital losses in the "available for sale" investment portfolio that was reduced in the current year.

Financial Condition

Stockholder's equity was $1.345 billion as of September 30, 2001 compared to $1.280 billion as of December 31, 2000. The $64.6 million increase in stockholder's equity consists of a $65.8 million increase in net unrealized investment (losses)/gains on available for sale securities and the $1.2 million net loss for the nine months ended September 30, 2001.

Investments (computed without giving effect to Statement of Financial Accounting Standards No. 115), including a portion of the Company's cash and cash equivalents, were $12.4 billion and $12.6 billion as of September 30, 2001 and December 31, 2000, respectively.

The Company's general investment policy is to hold fixed maturity investments for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its bond portfolio as "available for sale" and carries such investments at fair value. Gross unrealized gains (losses) at September 30, 2001 and December 31, 2000 were $263.4 million and ($60.2) million, respectively.

Approximately $12.0 billion, or 78.2%, of the Company's general account and certain separate account investments at September 30, 2001, were rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners (NAIC). At September 30, 2001, the carrying value of investments in below investment grade securities totaled $1.2 billion, or 7.6% of general account and certain separate account investments of $15.4 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

The Company routinely reviews its portfolio of investment securities. The Company identifies monthly any investments that require additional monitoring, and reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports, and other externally generated information concerning the borrower's affairs. In the case of publicly traded fixed maturity securities, management also considers market value quotations if available. As of September 30, 2001 and December 31, 2000, the carrying value of fixed maturity securities that were non-income producing was $97.4 million and $24.4 million, respectively.

Derivatives

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate and total return swap agreements and interest rate cap agreements to match assets more closely to liabilities. Interest rate swap agreements are agreements to exchange with counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. A total return swap agreement is an agreement to exchange payments based upon an underlying notional balance and changes in variable rate and total return indices. The Company utilizes total return swap agreements to hedge its obligations related to certain separate account liabilities. The Company had 99 and 69 outstanding swap agreements as of September 30, 2001 and December 31, 2000, respectively, with an aggregate notional principal amount of $4.1 billion and $3.8 billion, respectively.

Cap agreements are agreements with a counterparty that require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying notional principal to hedge against rising interest rates. There were no outstanding interest rate cap agreements as of September 30, 2001 and December 31, 2000.

With respect to the Company's equity-indexed annuities, the Company buys call options and futures on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $36.3 million and $337.7 million as of September 30, 2001 and December 31, 2000, respectively. The Company had open futures with a fair value of ($0.8) million and $10.5 million as of September 30, 2001 and December 31, 2000, respectively. The Company had total return swap agreements with a carrying value of $21.1 million and $23.9 million as of September 30, 2001 and December 31, 2000, respectively.

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

Liquidity

The Company's liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses, policy acquisition costs, and the purchase of investments. The Company generates cash from annuity premiums and deposits, net investment income, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At September 30, 2001, $12.3 billion, or 79.9%, of the Company's general account and certain separate account investments are considered readily marketable.

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

Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to Liberty Financial, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. As of September 30, 2001, the amount of dividends that the Company could pay without such approval was $38.4 million.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk

There have not been any material changes during the nine months ended September 30, 2001 in the market risks the Company is exposed to and management of such risks, which are summarized in our 2000 Form 10-K.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit

There are no exhibits for the quarter ended September 30, 2001.

(b) Reports on Form 8-K

On May 4, 2001, the Company filed a Current Report on form 8-K pursuant to which the Company stated that Liberty Financial Companies, Inc., a Massachusetts corporation ("LFC"), the Company's corporate parent, and Liberty Financial Services, Inc., a Massachusetts corporation and a wholly owned subsidiary of LFC ("LFS"), entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Sun Life Assurance Company of Canada, a Canadian insurance corporation ("Sun Life"). Pursuant to the Stock Purchase Agreement, LFC and LFS agreed to sell, and Sun Life agreed to purchase (the "Sale"), all of the issued and outstanding shares of capital stock of certain direct and indirect subsidiaries of LFC and LFS constituting LFC's annuity and bank marketing businesses, which include the Company for an aggregate purchase price of approximately $1.7 billion. The Sale is subject to customary conditions to closing, including without limitation receipt of approvals by various state insurance regulators in the U.S., certain regulatory authorities in the U.S. and Canada and LFC's shareholders. In connection with the execution of the Stock Purchase Agreement, Liberty Mutual Insurance Company, LFC's controlling stockholder, entered into an agreement to vote in favor of the Sale.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYPORT LIFE INSURANCE COMPANY

_________/s/ Bernhard M. Koch__________

Bernhard M. Koch
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: October 31, 2001