Form 10-K
period 2001-12-31
KEYPORT LIFE INSURANCE CO
filed 2002-04-01
CIK 877494

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                       December 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     There were 2,412,000 shares of the registrant's Common Stock, $1.25 par value, outstanding as of April 1, 2002.

KEYPORT LIFE INSURANCE COMPANY

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2001

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

Keyport's wholly owned insurance subsidiaries are Independence Life and Annuity Company ("Independence Life"), Keyport Ltd. and Keyport Benefit Life Insurance Company ("Keyport Benefit"). Other wholly owned subsidiaries are Liberty Advisory Services Corp. (through October 31, 2001), an investment advisory company, and Keyport Financial Services Corp., a broker-dealer (collectively the "Company").

The Company is licensed to sell insurance in all states, the District of Columbia, the Virgin Islands and Bermuda.

The Company was a wholly owned subsidiary of Liberty Financial Companies, Inc. ("Liberty Financial"), which is a publicly traded holding company. Liberty Financial is an indirect majority owned subsidiary of Liberty Mutual Insurance Company ("Liberty Mutual"), a multi-line insurance company.

On May 3, 2001, Liberty Financial, the Company's parent, announced that it had reached a definitive agreement to sell its annuity and bank marketing businesses to Sun Life Financial Services Inc. ("Sun Life Financial"), a Canadian holding company and parent of Sun Life Assurance Company of Canada ("Sun Life"). The transaction was subject to customary conditions to closing, including receipt of approvals by various state insurance regulators in the U.S., certain other regulatory authorities in the U.S. and Canada, and Liberty Financial's shareholders.

Effective after the close of business on October 31, 2001 all required approvals had been obtained and Sun Life of Canada (U.S.) Holdings, Inc., an indirect subsidiary of Sun Life, acquired the Company for approximately $1.7 billion in cash. As part of the acquisition, Sun Life Financial (U.S.) Holdings, Inc., another indirect subsidiary of Sun Life, acquired Independent Financial Marketing Group ("IFMG"), an affiliate of the Company. The acquisition of the Company and IFMG complements both Sun Life Financial's product array and distribution capabilities and advances Sun Life Financial towards its strategic goal of reaching a top 10 position in target product markets in North America. Sun Life Financial also expects to reduce costs through economies of scale.

Liberty Financial was an asset accumulation and management company providing investment management and retirement-oriented insurance products through multiple distribution channels (Liberty Financial also sold its asset management business on November 1, 2001 to an unaffiliated company). Keyport issued and underwrote substantially all of Liberty Financial's retirement-oriented insurance products. Liberty Financial's primary investment advisor, asset management and bank distribution operating units were Liberty Funds Group LLC ("LFG"), Colonial Management Associates, Inc. ("Colonial"), Stein Roe & Farnham Incorporated ("Stein Roe"), Newport Pacific Management, Inc. ("Newport"), Crabbe Huson Group, Inc., Progress Investment Management Company, Liberty Asset Management Company, Liberty Wanger Asset Management ("Wanger"), and IFMG.

Colonial, Stein Roe and Newport manage certain underlying mutual funds and other invested assets of Keyport's separate accounts. Stein Roe also provided asset management services for a substantial portion of Keyport's general account (through October 31, 2001). IFMG, through its subsidiary, markets Keyport's products through the bank distribution channel.

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

Equity-Indexed Annuities. Equity-indexed annuities are an innovative product first introduced to the marketplace in 1995 by the Company when it began selling its KeyIndex product. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 120%) of the change in value of a specified equity index. KeyIndex is currently offered for one, five, seven, and ten-year terms with interest earnings based on a percentage of the increase in the Standard & Poor's 500 Composite Stock Price Index ("S&P 500 Index") ("S&P", "S&P 500", and "Standard & Poor's" are trademarks of The McGraw Hill Companies, Inc. and have been licensed for use by the Company). With the five, seven and ten-year terms, the interest earnings are based on the highest policy anniversary date value of the S&P 500 Index during the term. KeyIndex also provides a guarantee of principal at the end of the term. Thus, unlike a direct equity investment, even if the S&P 500 Index declines, there is no market risk to the policyholder's principal. The Multipoint product, a variation of KeyIndex, utilizes the monthly average of the S&P 500 index to calculate the amount due to the policyholder. The Company's market value adjusted ("MVA") annuity product, KeySelect, offers a choice between a fixed and equity-indexed account similar to KeyIndex and a fixed annuity type interest account. KeySelect offers terms for each equity-indexed account of one, three, five, six and seven years, as well as a ten-year term for the fixed interest account. KeySelect shifts some investment risk to the policyholder, since surrender of the policy before the end of the product term will result in increased or decreased account values based on the change in rates of designated U.S. Treasury securities since the beginning of the term.

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

While the Company currently does not offer traditional life insurance products, it manages a closed block of single premium whole life insurance policies ("SPWLs"), a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of SPWLs in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $2.0 billion as of December 31, 2001.

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

The following table sets forth certain information regarding the Company's retirement-oriented insurance business for the periods indicated.

As of or for the Year Ended
December 31,
2001		2000	1999
(in thousands, except policy data)
Policy and Separate Account Liabilities:
Fixed annuities.............................................................................	$ 8,969,884	$ 7,352,641	$ 7,196,577
Equity-indexed annuities.............................................................	1,396,553	2,320,285	2,503,050
Variable annuities........................................................................	2,532,557	2,820,696	2,666,414
Institutional annuities.................................................................	1,303,089	1,524,077	950,051
Life insurance..............................................................................	1,957,600	2,117,574	2,094,504
Total...................................................................................	$ 16,159,683	$ 16,135,273	$ 15,410,596

Number of In Force Policies:
Fixed annuities.............................................................................	210,002	167,119	182,858
Equity-indexed annuities.............................................................	35,362	48,709	49,691
Variable annuities........................................................................	44,214	47,256	43,677
Institutional annuities.....................................................................	12	11	6
Life insurance..............................................................................	19,014	20,232	21,640
Total....................................................................................	308,604	283,327	297,872

Average In Force Policy Amount:
Fixed annuities ............................................................................	$ 42,713	$ 43,996	$ 39,356
Equity-indexed annuities.........................................................................	$ 39,493	$ 47,636	$ 50,372
Variable annuities........................................................................	$ 57,280	$ 59,690	$ 61,048
Institutional annuities....................................................................	$ 108,590,750	$ 138,552,465	$158,342,833
Life insurance..............................................................................	$ 102,956	$ 104,665	$ 96,789

Premiums (statutory basis):
Fixed annuities.............................................................................	$ 1,367,732	$ 1,239,408	$ 456,461
Equity-indexed annuities.............................................................	229,858	139,114	150,550
Variable annuities........................................................................	982,342	715,753	885,102
Institutional annuities....................................................................	50,000	685,000	500,000
Life insurance (net of reinsurance)..............................................	(1,765)	(1,974)	(1,749)
Total....................................................................................	$ 2,628,156	$ 2,777,301	$ 1,990,364

New Contracts and Policies :
Fixed annuities.............................................................................	54,302	42,009	17,301
Equity-indexed annuities.............................................................	11,397	5,935	6,395
Variable annuities........................................................................	5,089	9,963	14,886
Institutional annuities....................................................................	1	3	4
Total....................................................................................	70,789	57,910	38,586

Aggregate Amount Subject to Surrender Charges:
Fixed annuities.............................................................................	$ 6,845,413	$ 5,546,097	$ 5,707,985
Equity-indexed annuities.............................................................	$ 1,396,553	$ 2,250,296	$ 2,482,261

Withdrawals and Terminations (statutory basis):
Fixed annuities:
Death......................................................................................	$ 22,750	$ 82,336	$ 28,162
Maturity.................................................................................	$ 75,652	$ 165,157	$ 141,366
Surrender................................................................................	$ 1,107,381	$ 1,484,700	$ 1,219,687
Equity-indexed annuities:
Death......................................................................................	$ 14,585	$ 20,077	$ 11,312
Maturity.................................................................................	$ 4,350	$ 509	$ 407
Surrender................................................................................	$ 1,007,832	$ 233,348	$ 28,278
Variable annuities:
Death......................................................................................	$ 30,989	$ 19,480	$ 17,297
Maturity.................................................................................	$ 117,675	$ 223,201	$ 222,581
Surrender................................................................................	$ 385,160	$ 214,428	$ 198,813
Life Insurance:
Death......................................................................................	$ 80,262	$ 78,398	$ 75,999
Surrender.................................................................................	$ 49,488	$ 69,887	$ 74,202

Surrender Rates :
Fixed annuities.............................................................................	14.28%	20.63%	15.39%
Equity-indexed annuities.............................................................	43.44%	9.32%	1.22%
Variable annuities........................................................................	13.65%	8.04%	8.04%
Life insurance..............................................................................	2.34%	3.34%	3.53%

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

The Company's insurance products include important features designed to promote both sales and asset retention, including crediting rates and surrender charges. Initial interest crediting and participation rates on fixed and equity-indexed products significantly influence the sale of new policies. Resetting of rates on SPDAs impacts retention of SPDA assets, particularly on policies where surrender penalties have expired. At December 31, 2001, crediting rates on 56.0% of the Company's in force SPDA policy liabilities were subject to reset during the succeeding 12 months. In setting crediting and participation rates, the Company takes into account yield characteristics on its investment portfolio, surrender rate assumptions and competitive industry pricing. Interest crediting rates on the Company's in force SPDAs ranged from 3.7% to 7.7% at December 31, 2001. Such policies had guaranteed minimum rates ranging from 3.0% to 4.5% as of such date. Initial interest crediting rates on new policies issued in 2001 ranged from 4.3% to 8.0%. Guaranteed minimum rates on new policies issued during 2001 ranged from 3.0% to 4.5%.

Substantially all of the Company's annuities permit the policyholder at anytime to withdraw all or part of the accumulated policy value. Premature termination of an annuity policy results in the loss by the Company of anticipated future earnings related to the premium deposit and the accelerated recognition of the expenses related to policy acquisition (principally commissions), which otherwise are deferred and amortized over the expected life of the policy. Surrender charges provide a measure of protection against premature withdrawal of policy values. Substantially all of the Company's insurance products currently are issued with surrender charges or similar penalties. Such surrender charges for all policies, except KeyIndex and Multipoint, typically start at 7% of the policy premium and then decline to zero over a five to seven year period. KeyIndex and Multipoint imposes a penalty on surrender of up to 10% of the premium deposit for the life of the policy. At December 31, 2001, 76.4% of the Company's fixed annuity policyholder balances were subject to surrender charges or restrictions. Surrender charges generally do not apply to withdrawals by policyowners of, depending on the policy, either up to 10% per year of the then accumulated value or the accumulated returns. In addition, certain policies may provide for charge-free withdrawals in certain circumstances and at certain times. All policies, except for certain variable annuities, are also subject to "free look" risk (the legal right of a policyholder to cancel the policy and receive back the premium deposit, without interest, for a period ranging from ten days to one year, depending upon the policy). To the extent a policyholder exercises the "free look" option, the Company may realize a loss as a result of any investment losses on the underlying assets during the free look period, as well as the commissions paid on the sale of the policy. While SPWLs also permit withdrawal, withdrawals generally would produce significant adverse tax consequences to the policyholder.

Keyport's strong financial ratings are important to its ability to accumulate and retain assets. Keyport is rated "A+" (Superior) by A.M. Best, "AA+ with negative outlook" (Very strong) by Standard & Poor's ("S&P"), "Aa2 with positive outlook" (Excellent) by Moody's and "AA with positive outlook" (Very strong) by Fitch, Inc. Rating agencies periodically review the ratings they issue. These ratings reflect the opinion of the rating agency as to the relative financial strength of Keyport and Keyport's ability to meet its contractual obligations to its policyholders. Such ratings are not "market" ratings or recommendations to use or invest in Keyport and should not be relied upon when making a decision to invest in the Company. Many financial institutions and broker-dealers focus on the claims-paying ability of an insurer in determining whether to market the insurer's annuities. If any of Keyport's ratings were downgraded from their current levels or if the ratings of Keyport's competitors improved and Keyport's did not, sales of Keyport's products, the level of surrenders on existing policies and the Company's relationships with distributors could be materially adversely affected. No assurances can be given that Keyport will be able to maintain its financial ratings.

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

General Account Investments

Premium deposits on fixed and indexed annuities are credited to the Company's general account. Total general account investments include cash and cash equivalents. To maintain its investment spread at acceptable levels, the Company must earn returns on its general account sufficiently in excess of the fixed or equity-indexed returns credited to policyholders. The key element of this investment process is asset/liability management. Successful asset/liability management requires both a quantitative assessment of overall policy liabilities (including maturities, surrenders and crediting of interest) and prudent investment of general and certain separate account assets (through October 31, 2001). The two most important tools in managing policy liabilities are setting crediting rates and establishing surrender periods. The investment process requires portfolio techniques that earn acceptable yields while effectively managing both interest rate risk and credit risk. The Company emphasizes a conservative approach to asset/liability management, which is oriented toward reducing downside risk in adverse markets, as opposed to maximizing spread in favorable markets. The approach is also designed to reduce earnings volatility. Various factors can impact the Company's investment spread, including changes in interest rates and other factors affecting the Company's general account investments (and certain separate account investments through October 31, 2001).

The bulk of the Company's general account investments are invested in fixed maturity securities (78.4% at December 31, 2001). The Company's principal strategy for managing interest rate risk is to closely match the duration of its general account investment portfolio to its policyholder balances. The Company also employs hedging strategies to manage this risk, including interest rate swaps and caps. In the case of equity-indexed products, the Company purchases S&P 500 Index call options and futures to hedge its obligations to provide participation rate returns. Credit risk is managed by careful credit analysis and monitoring. A portion of the general account investments ($1.2 million at December 31, 2001) are invested in below investment grade fixed maturity securities to enhance overall portfolio yield. Below investment grade securities pose greater risks than investment grade securities. The Company actively manages its below investment grade portfolio to optimize its risk/return profile. At December 31, 2001, the carrying value of fixed maturity investments that were non-income producing was $81.8 million, which constituted 0.5% of the Company's general account investments.

As of December 31, 2001, the Company owned approximately $3.5 billion of mortgage-backed securities (22.9% of its general account investments), 98.1% of which were investment grade. Mortgage-backed securities are subject to prepayment and extension risks, since the underlying mortgages may be repaid more or less rapidly than scheduled.

As of December 31, 2001, approximately $3.6 billion (23.5% of the Company's general account investments) were invested in securities that were sold without registration under the Securities Act and were not freely tradable under the Securities Act or which were otherwise illiquid. These securities may be resold pursuant to an exemption from registration under the Securities Act. If the Company sought to sell such securities, it might be unable to do so at the then current carrying values and might have to dispose of such securities over extended periods of time at uncertain levels.

Marketing and Distribution

Keyport's sales strategy is to use multiple distribution channels to achieve broader market presence. During 2001, the bank channel represented approximately 65.8% of Keyport's annuity sales, and the brokerage channel represented approximately 12.2%. The sale of insurance and investment products through the bank distribution channel is highly regulated. Sales through other distributors of insurance products, such as financial planners, insurance agents and an institutional channel represented approximately 22.0% of total annuity sales.

The following table presents sales information for Keyport's distribution channels for the periods indicated (in millions).

	Sales of Fixed and Indexed Annuities			Sales of Variable Annuities
	Year Ended December 31,			Year Ended December 31,
	2001	2000	1999	2001	2000	1999
Bank channel:
Independent	$430.0	$374.0	$56.2	$310.0	$215.0	$285.5
Third party bank marketers	835.6	726.9	457.2	153.2	74.3	35.6

Other channels:
Broker-dealers	132.1	186.5	56.0	187.8	160.6	252.1
Other distributors (1)	197.2	773.9	555.0	382.2	266.8	292.8

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

Keyport and Independence Life are chartered in Rhode Island and the State of Rhode Island Insurance Department is their primary oversight regulator. Keyport Benefit is chartered in the State of New York and the New York Department of Insurance is its primary oversight regulator. Keyport Benefit primarily operates in New York. Keyport and Independence Life also must be licensed by the state insurance regulators in each other jurisdiction in which they conduct business. They currently are licensed to conduct business in 49 states (the exception being New York), and in the District of Columbia and the Virgin Islands. State insurance laws generally provide regulators with broad powers related to issuing licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type and amount of investments permitted, limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval, and other related matters. The regulators also make periodic examinations of individual companies and review annual and other reports on the financial conditions of all companies operating within their respective jurisdictions.

Keyport and Independence Life prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the Insurance Department of the State of Rhode Island. Keyport Benefit prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the New York Department of Insurance. State laws prescribe certain statutory accounting practices. Permitted statutory accounting practices encompass all accounting practices that are not proscribed; such practices may differ between the states and companies within a state. In 1998, the NAIC adopted codified statutory accounting principles ("Codification"). Codification changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that the Company uses to prepare its statutory-based financial statements. Codification required adoption by the various states before it became the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification became effective for the Company, the State of Rhode Island and New York had to adopt Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results to the Insurance Department. The State of Rhode Island and New York (with modification) have adopted Codification. The adoption of Codification on the Company's statutory-basis financial statements in Rhode Island reduced statutory surplus at January 1, 2001 by approximately $17.4 million.

Risk-Based Capital Requirements. In recent years, various states have adopted new quantitative standards promulgated by the NAIC. These standards are designed to reduce the risk of insurance company insolvencies, in part by providing an early warning of financial or other difficulties. These standards include the NAIC's risk-based capital ("RBC") requirements. RBC requirements attempt to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The requirements provide for four different levels of regulatory attention, which implement increasing levels of regulatory control (ranging from development of an action plan to mandatory receivership). As of December 31, 2001, Keyport's capital and surplus exceeded the level at which the least severe of these regulatory attention levels would be triggered.

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

Insurance Holding Company Regulation. Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to Sun Life Financial, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. The Company paid $.1 million, $10.0 million and $30.0 million in dividends to Liberty Financial during 2001, 2000 and 1999, respectively. In connection with the Sun Life acquisition, the Company will not to be allowed to make any dividend payments for a period of 18 months without the prior approval of the Rhode Island Insurance Department. Subsequent to the 18 month period, the amount of dividends that the Company will be able to pay will be based upon current Rhode Island insurance law. In addition, no person or group may acquire, directly or indirectly, 10% or more of the voting stock or voting power of Keyport unless such person has provided certain required information to the Rhode Island and New York Departments of Business Regulation and such acquisition is approved by the Departments.

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

Employees

As of December 31, 2001, the Company had 396 full-time employees. The Company provides its employees with a broad range of employee benefit programs. The Company believes that its relations with its employees are excellent.

Item 2. Properties

As of December 31, 2001, the Company maintained its executive, administrative and sales offices in leased facilities. The Company leases approximately 96,500 square feet in two facilities in downtown Boston pursuant to leases that expire in 2008. The Company also leases approximately 19,800 square feet in a single facility in Lincoln, Rhode Island, which expires in 2007. The Company sub-leases approximately 600 square feet from Independent in Purchase, New York under a lease which expires in 2007.

Item 3. Legal Proceedings

The Company is from time to time involved in litigation incidental to its business. In the opinion of Keyport's management, the resolution of such litigation is not expected to have a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Until October 31, 2001, the Company was a wholly owned subsidiary of Liberty Financial Companies, Inc. ("Liberty Financial"). On May 3, 2001, Liberty Financial announced that it had reached a definitive agreement to sell its annuity and bank marketing businesses, including the Company, to Sun Life Financial. The transaction was subject, among other things, to approval by Liberty Financial's shareholders. On October 31, 2001, the shareholders of Liberty Financial approved the acquisition.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Not applicable.

Item 6. Selected Financial Data (in thousands)
	Two-months	Ten-months
	Ended	Ended
	December 31	October 31	As of and for the year ended December 31,
	2001	2001	2000	1999	1998	1997

Income statement data:
Investment income	$ 144,918	$ 735,641	$ 856,808	$ 805,216	$ 815,226	$ 847,048
Interest credited	107,315	498,668	539,643	526,574	562,238	594,084
Investment spread	37,603	236,973	317,165	278,642	252,988	252,964
Net change in unrealized and
undistributed (losses) gains
in private equity limited
partnerships	-	(17,088)	31,604	0	0	0
Fee income	10,953	63,829	79,658	60,146	42,836	36,353
Operating expenses	17,173	157,133	70,542	54,424	53,544	49,941
Income before income taxes	133,809	104,237	199,713	140,636	161,519	172,651
and cumulative effect of
accounting changes
Net income	86,976	16,755	142,585	94,659	108,600	113,561

Balance sheet data:
Total cash and investments	$15,311,490	$13,845,752	$13,886,294	$13,123,851	$13,317,878	$13,505,858
Total assets	19,143,810	18,731,852	19,008,014	17,495,977	15,775,231	15,342,189
Stockholder's equity	1,761,681	1,381,914	1,280,235	1,013,388	1,135,597	1,103,021

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Change of Control

Through October 31, 2001, Keyport Life Insurance Company ("the Company") was a wholly owned subsidiary of Liberty Financial Companies, Incorporated ("Liberty Financial"), which is a majority-owned, indirect subsidiary of Liberty Mutual Insurance Company ("Liberty Mutual").

On May 3, 2001, Liberty Financial, the Company's parent, announced that it had reached a definitive agreement to sell its annuity and bank marketing businesses to Sun Life Financial Services Inc. ("Sun Life Financial"), a Canadian holding company and parent of Sun Life Assurance Company of Canada ("Sun Life"). The transaction was subject to customary conditions to closing, including receipt of approvals by various state insurance regulators in the U.S., certain other regulatory authorities in the U.S. and Canada and Liberty Financial's shareholders.

Effective after the close of business on October 31, 2001 all required approvals had been obtained and Sun Life of Canada (U.S.) Holdings, Inc., an indirect subsidiary of Sun Life, acquired the Company for approximately $1.7 billion in cash. As part of the acquisition, Sun Life Financial (U.S.) Holdings, Inc., another indirect subsidiary of Sun Life, acquired Independent Financial Marketing Group ("IFMG"), an affiliate of the Company. The acquisition of the Company and IFMG complements both Sun Life Financial's product array and distribution capabilities and advances Sun Life Financial towards its strategic goal of reaching a top 10 position in target product markets in North America. Sun Life Financial also expects to reduce costs through economies of scale.

The acquisition was accounted for using the purchase method under Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at estimated fair value at the date of acquisition. The Company is in the process of completing the valuations of a portion of the assets acquired; thus, the allocation of the purchase price is subject to refinement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of November 1, 2001 (in thousands):

Assets:
Fixed-maturity securities	$ 10,609,150
Equity securities	35,313
Mortgage loans	7,216
Policy loans	631,916
Value of business acquired	105,400
Goodwill	714,755
Intangible assets	12,100
Deferred taxes	217,633
Other invested assets	363,586
Cash and cash equivalents	1,846,887
Other assets acquired	465,152
Separate account assets	3,941,527
Total assets acquired	$ 18,950,635

Liabilities:
Policy liabilities	$ 12,052,071
Other liabilities	1,262,045
Separate accounts	3,930,042
Total liabilities assumed	$ 17,244,158

Net assets acquired	$ 1,706,477

Intangible assets acquired primarily consist of state insurance licenses ($10.1 million) that are not subject to amortization. The remaining $2.0 million of intangible assets relate to product rights that have a weighted-average useful life of 7 years. Most of the goodwill is expected to be deductible for tax purposes.

Accounting Changes

The cumulative effect of accounting changes, net of tax, for the ten-month period ended October 31, 2001 of $60.8 million includes a loss of $54.3 million relating to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133" (collectively hereafter referred to as the "Statement") in the quarter ended March 31, 2001 and a loss of $6.5 million relating to the adoption of Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" in the quarter ended June 30, 2001.

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

The Company adopted EITF Issue No. 99-20 on April 1, 2001. EITF Issue 99-20 governs the method of recognizing interest income and impairment on asset-backed investment securities. EITF Issue No. 99-20 requires the Company to update the estimate of cash flows over the life of certain retained beneficial interests in securitization transactions and purchased beneficial interests in securitized financial assets. Pursuant to EITF Issue No. 99-20, based on current information and events, if the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value and if there has been a decrease in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment should be recognized. The cumulative effect, reported after tax and net of related effects on deferred policy acquisition costs, upon adoption of EITF Issue No. 99-20 on April 1, 2001 decreased net income by $6.5 million with a related increase to accumulated other comprehensive income of $1.8 million.

September 11, 2001

The Company has fixed maturities in its general account portfolio invested in entities associated with the airline, hotel, and hospitality businesses. The national tragedy of September 11, 2001 has had an adverse impact on these industries. The Company has not recorded any other than temporary declines due to the decrease in market value of these investments subsequent to the September 11 terrorist attacks. The Company will continue to monitor the recoverability of these investments.

The Company also has a swap agreement in which the Company participates in a reinsurance pool of catastrophic insurance. The Company's maximum exposure under this agreement is $13.6 million per calendar year. The Company's estimated pro-rata share of losses associated with the September 11 terrorist attacks is $11.8 million, which has been recorded as a component of net investment income.

Critical Accounting Policies

Keyport's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Derivative Instruments

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

Fair values are based upon either dealer price quotations or are derived from pricing models that consider current market and contractual prices for the underlying financial instrument, as well as time value and yield curve or volatility factors underlying the positions. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized. Changes in the fixed income and equity markets will affect the Company's estimate of fair value in the future, which will affect reported derivative income.

Value of Business Acquired

The value of business acquired represents the actuarially-determined present value of projected future gross profits from policies in force at the date of their acquisition. This amount is amortized in proportion to the projected emergence of profits. Interest is accrued on the unamortized balance at the average interest crediting rate (5% for the two-month period ended December 31, 2001).

The value of business acquired is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income. Value of business acquired was increased by $5.7 million at December 31, 2001 relating to this adjustment.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs relate to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such acquisition costs include commissions, costs of policy issuance, and underwriting and selling expenses. These costs are deferred and amortized with interest in relation to the present value of estimated gross profits from mortality; investment spread and expense margins. This amortization is reviewed annually and adjusted retrospectively when the Company revises its estimate of current or future gross profits to be realized, including realized and unrealized gains and losses from investments

Deferred policy acquisition costs are adjusted for amounts relating to unrealized gains and losses on available for sale fixed-maturity securities. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income. Deferred policy acquisition costs increased by $0.1 million and $43.6 million at December 31, 2001 and December 31, 2000, respectively, relating to this adjustment.

Although realization of deferred policy acquisition costs is not assured, the Company believes it is more likely than not that all of these costs will be realized. The amount of deferred policy acquisition costs considered realizable, however, could be reduced in the near term if the estimates of gross profits or total revenues discussed above are reduced. The amount of amortization of deferred policy acquisition costs could be revised in the near term if any of the estimates discussed above are revised.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax asset will not be realized.

The carrying value of the Company's net deferred tax asset assumes that the Company will be able to generate sufficient future taxable income based upon estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record a valuation allowance against its net deferred tax asset resulting in additional income tax expense in the Company's consolidated statement of operations. Management evaluates the recoverability of the deferred tax asset on a quarterly basis.

As part of the Stock Purchase Agreement between Sun Life Financial and Liberty Financial, Liberty Financial is obligated to reimburse the Company for any federal, state or local taxes arising from certain tax elections under Section 338(h) of the Internal Revenue Code of 1986. Liberty Financial has given notice to the Company of certain objections it has with the calculation of these taxes. The amount in dispute is approximately $37 million. Under the agreement, if Sun Life Financial and Liberty Financial cannot agree on the amount of taxes due, the matter shall be submitted for arbitration. It is not yet possible to know whether arbitration will be necessary. The Company currently assumes the entire amount is recoverable.

Other than Temporary Declines

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

The net realized investment losses for the ten-month period ended October 31, 2001 and for the years ended December 31, 2000 and 1999 included losses of $42.8 million, $16.7 million and $18.3 million, respectively, for certain fixed maturity investments where the decline in value was determined to be other than temporary. As of December 31, 2001 and 2000, the carrying value of fixed maturity investments that were non-income producing was $81.8 million and $24.4 million, respectively, which constitutes 0.2% of general account investments.

Results of Operations

Net income was $16.8 million, $142.6 million, $94.7 million for the ten-month period ended October 31, 2001 and for the years ended December 31, 2000 and 1999, respectively. The decrease in the ten month period ended October 31, 2001 compared to the year ended December 31, 2000 primarily relates to the $60.8 million cumulative effect of accounting changes and a $48.6 million decrease of the net change in unrealized and undistributed gains in private equity limited partnerships. The increase in the year ended December 31, 2000 compared to 1999 primarily related to the $31.6 million increase in the net change in unrealized and undistributed gains in private equity limited partnerships, coupled with increases in net investment spread, fee income, and decreases in net realized investment gains (losses).

Income from operations (income before income taxes, net change in unrealized and undistributed gains in private equity limited partnerships, and net realized gains (losses)) was $144.1 million, $203.9 million and $182.1 million for the ten-month period ended October 31, 2001 and for the years ended December 31, 2000 and 1999, respectively. The decrease in 2001 compared to 2000 was primarily attributable to the decrease in net spread. The increase in 2000 compared to 1999 was primarily attributable to increases in net spread and fee income offset by an increase in operating expense.

Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited to policyholder balances. Investment spread was $237.0 million, $317.2 million and $278.6 million for the ten-month period ended October 31, 2001 and for the years ended December 31, 2000 and 1999, respectively. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage was 2.07%, 2.26% and 1.97% for the ten-month period ended October 31, 2001 and for the years ended December 31, 2000 and 1999, respectively.

The investment spread percentage for the two-month period ended December 31, 2001 was 1.71%. The decrease in the investment spread percentage in the two-month period is attributable to the new accounting basis of the assets. The investments were marked to fair value as of November 1, 2001 and the effective yield was decreased due to the market value adjustment.

Investment income was $735.6 million, $856.8 million and $805.2 million for the ten-month period ended October 31, 2001 and for the years ended December 31, 2000 and 1999, respectively. The decrease of $121.2 million is primarily attributable to the fact that the 2000 amount is for a full year and the 2001 amount is for a ten-month period. Investment income was $735.6 and $701.5 for the ten-month periods ended October 31, 2001 and 2000, respectively. The increase of $34.1 million in 2001 compared to 2000 is the result of a higher average investment yield ($47.8 million) offset by a decrease in average invested assets ($13.7 million) for the ten-month periods ended October 31, 2001 and 2000, respectively. The average investment yield was 7.06% for the ten month period ended October 31, 2001 compared to 6.61% for the ten-month period ended October 31, 2000 (6.74% for the year ended 2000). The increase of $51.6 million in 2000 compared to 1999 is the result of a higher average investment yield ($62.2 million) offset by a decrease in average invested assets ($10.6 million). The average investment yield was 6.74% in 2000 compared to 6.25% in 1999.

The adoption of FAS133 requires that call options be carried at fair value and the Company's call options are considered non-designated derivatives. The changes of the fair value of the call options are reported as a component of net derivative loss in 2001. In the prior year, the premium paid for a call option was amortized over its contract term and the call option amortization was included as a component of investment income. Investment income for the years ended December 31, 2000 and 1999, includes $79.7 million and $77.2 million, respectively, of S&P 500 Index call option amortization expense related to the Company's equity-indexed annuities. If FAS 133 had not been adopted, call option amortization expense and the average investment yield would have been $73.7 million and 6.38% for the ten-month period ended October 31, 2001.

The investment yield for the two-month period ended December 31, 2001 was 6.99%.

Interest credited to policyholders totaled $498.7 million, $539.6 million, $526.6 million for the ten-month period ended October 31, 2001 and for the years ended December 31, 2000 and 1999, respectively. The decrease of $40.9 million is primarily attributable to the fact that the 2000 amount is for a full year and the 2001 amount is for a ten-month period. Interest credited was $498.7 million and $440.8 million for the ten-month periods ended October 31, 2001and 2000, respectively. The increase of $57.9 million in 2001 compared to 2000 is the result of a higher average interest credited rate ($60.3 million) offset by a decrease in average policyholder liabilities ($ 2.4 million) for the ten-month periods ended October 31, 2001 and 2000, respectively. Policyholder balances averaged $ 12.0 billion ($10.1 billion of fixed products and $1.9 billion of equity-indexed annuities) compared to $12.1 billion ($9.7 billion of fixed products and $2.4 billion of equity-indexed annuities) for the ten-month periods ended October 31, 2001 and 2000. The average interest credited rate was 4.99% (5.20% on fixed products and 3.93 % on equity-indexed annuities) for the ten months ended October 31, 2001 compared to 4.39% (5.18% on fixed products and 0.85% on equity-indexed annuities) for the ten-month period ended October 31, 2000. The increase of $13.0 million in 2000 compared to 1999 is the result of a higher average interest credited rate ($24.1 million) offset by lower average policyholder balances ($11.1 million). Policyholder balances averaged $12.0 billion ($9.7 billion of fixed products and $2.3 billion of equity-indexed annuities) in 2000 compared to $12.3 billion ($10.1 billion of fixed products and $2.2 billion of equity-indexed annuities) in 1999. The average interest credited rate was 4.48% (5.27% on fixed products and 0.85% on equity-indexed annuities) in 2000 compared to 4.28% (5.00% on fixed products and 0.85% on equity-indexed annuities) in 1999.

The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 120%) of the change in value of the S&P 500 Index. The Company's equity-indexed annuities also provide a full guarantee of principal if held to term, plus interest at 0.85% annually

Under FAS 133, the index annuities are deemed to contain an embedded derivative (the change in value attributable to the change in the S&P 500 index) and a host contract. The host contracts' interest rate is derived at the inception of the contract and an effective interest rate is utilized that will result in a liability equal to the guaranteed minimum account value at the end of the term. The embedded derivative is a non-designated derivative and the changes in fair value are reported as a component of derivative income (loss). In 2000, the interest credited to equity-indexed policyholders related to the participation rate is reflected net of income recognized on the S&P 500 Index call options and futures resulting in a 0.85% net credited rate. If FAS 133 had not been adopted, interest credited and the average interest credited rate would have been $ 478.3 million and 4.77% for the ten-month period ended October 31, 2001.

The average interest credited rate for the two-month period ended December 31, 2001 was 4.97%.

Average investments (computed without giving effect to Statement of Financial Accounting Standards No. 115), including a portion of the Company's cash and cash equivalents, were $12.5 billion for the ten-month period ended October 31, 2001, $12.4 billion for the two-month period ended December 31, 2001, and $12.7 for the year ended December 31, 2000.

Net realized investment losses were $22.8 million, $35.8 million and $41.5 million for the ten-month period ended October 31, 2001 and for years ended December 31, 2000 and 1999, respectively. The net realized investment losses in 2001, 2000 and 1999 included losses of $42.8 million, $16.7 million and $18.3 million, respectively, for certain fixed maturity investments where the decline in value was determined to be other than temporary.

Net derivative gains of $100.0 and $.4 million for the two month period ended December 31, 2001 and the ten-month period ended October 31, 2001, respectively, represent fair value changes of non-designated derivatives and the ineffective portion of fair value hedges, net of related effects on deferred policy acquisition costs.

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

The Company purchases call options and futures on the S&P 500 Index to economically hedge its obligation under the annuity contract to provide returns based upon this index. The call options and futures are non-designated derivatives. In addition, the Company utilizes non-designated total return swap agreements to hedge its certain policyholder obligations (classified as separate account liabilities through October 31, 2001).

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements. Interest rate swap agreements are agreements to exchange with a counterparty, interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The interest rate swap agreements are designated and qualify as fair value hedges. The ineffective portion of the fair value hedges, net of related effects on deferred policy acquisition costs, resulted in a loss of $2.6 million for the ten-month period ended October 31, 2001.

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

Effective November 1, 2001, in conformity with Sun Life accounting policies, the Company discontinued hedge accounting and classified the interest rate swap agreements as non-designated derivatives. The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with the provisions of SFAS 133 was not justified. The increase in the swap values, net of related effects on the value of business acquired, resulted in income of $64.9 million for the two-month period ended December 31, 2001.

The change in values of the call options, futures, and the embedded derivative, net of related effects on the value of business acquired, resulted in income of $35.1 million for the two-month period ended December 31, 2001. The primary reason for the increase was related to the decrease in the value of the multiple term embedded options, which increased income, net of related effects of value of business acquired, by $31.6 million for the two-month period ended December 31, 2001.

Net change in unrealized and undistributed (losses)/gains in private equity limited partnerships is accounted for on the equity method and represents primarily increases/(decreases) in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. The net change of ($17.1) million and $31.6 million in unrealized and undistributed (losses)/gains is recorded net of the related amortization of deferred policy acquisition costs of ($31.7) million and $58.8 million, and net of the amounts realized, which are recognized in investment income of $31.4 million and $13.3 million, for the ten-month period ended October 30, 2001 and for the year ended December 31, 2000, respectively. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments. The corresponding amount in 1999 was insignificant.

Effective November 1, 2001, the Company amended its policy to conform to Sun Life's policy. Partnerships, which are included in other invested assets, are accounted for on either the cost method or equity method. The equity method of accounting is used for all partnerships in which the Company has an ownership interest in excess of 3%. The equity income or loss is included with net investment income. Partnership investments amounted to $331.9 million at December 31, 2001. There were no material changes in the underlying equity of the for the two-month period ended December 31, 2001.

Surrender charges are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $13.6 million, $24.2 million and $17.7 million for the ten-month period ended October 31, 2001 and for the years ended December 31, 2000 and 1999, respectively.

Total annuity withdrawals represented 19.2%, 16.2% and 14.7% of the total average annuity policyholder and separate account balances during the ten-month period ended October 31, 2001 and for the years ended December 31, 2000 and 1999, respectively. Higher surrenders are primarily due to increased competition from other investment products and a declining interest rate environment.

Separate account income is primarily mortality and expense charges earned on variable annuity and variable life policyholder balances and net spread from institutional business (through October 31, 2001). Mortality and expense charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $30.9 million, $39.3 million and $29.1 million for the ten-month period ended October 31, 2001 and for the years ended December 31, 2000 and 1999, respectively. Variable product fees represented 1.42%, 1.45% and 1.44% of average variable annuity and variable life separate account balances for the ten-month period ended October 31, 2001 and for the years ended December 31, 2000 and 1999, respectively. Net spread from institutional contracts was $13.6 million, $4.2 million and $4.3 million for the ten-month period ended October 31, 2001 and for the years ended December 31, 2000 and 1999, respectively.

Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the levels of assets under management, which are affected by product sales, redemptions and changes in the market values of the investments managed. Management fees were $5.7 million, $6.2 million and $4.2 million for the ten-month period ended October 31, 2001 and for the years ended December 31, 2000 and 1999, respectively. Average separate account assets were $2.6 billion and $2.8 billion for the years ended December 31, 2000 and 1999, respectively.

Operating expenses primarily represent compensation, general and administrative expenses. These expenses were $55.7 million, $64.9 million and $49.7 million for the ten-month period ended October 31, 2001 and for the years ended December 31, 2000 and 1999, respectively. The increases were primarily due to higher compensation related expenses.

Amortization of deferred policy acquisition costs relates to the amortization of the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such acquisition costs included commissions, costs of policy issuance, underwriting and selling expenses.

Amortization was $95.5 million, $116.1 million, and $97.4 million for the ten-month period ended December 31, 2001 and for the years ended December 31, 2000 and 1999, respectively. Amortization expense represented 33.4%, 28.3% and 31.2% of investment spread and separate account fees for the ten-month period ended October 31, 2001 and for the years ended December 31, 2000 and 1999, respectively. In September 2001, an additional $5.4 million of deferred policy acquisition cost was amortized based upon revised estimates of future gross profits. Excluding the prospective unlocking adjustment of $5.4 million, amortization of deferred policy acquisition cost as a percent of investment spread and separate account fees would have been 31.4% for the ten-month period ended October 31, 2001.

Income tax expense was $26.6 million, $57.1million and $46.0 million or 25.56%, 28.61% and 32.69% of pretax income for the ten-month period ended October 31, 2001 and for the years ended December 31, 2000 and 1999, respectively. The decrease in the effective tax rate in 2001 and 2000 compared to 1999 primarily reflects a reduction in the valuation allowance established for unrealized capital losses in the "available for sale" investment portfolio.

Financial Condition

Stockholder's Equity was $1.762 billion and $1.280 billion at December 31, 2001 and 2000, respectively. The increase is primarily attributable to the acquisition.

Investments (computed without giving effect to Statement of Financial Accounting Standards No. 115), including a portion of the Company's cash and cash equivalents, were $12.1 billion and $12.6 billion at December 31, 2001 and 2000, respectively.

The Company's general investment policy is to hold fixed maturity investments for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its entire fixed maturity portfolio as "available for sale" and carries such investments at fair value. Gross unrealized losses at December 31, 2001 and 2000 were $60.0 million and $60.2 million, respectively.

Approximately $11.8 billion, or 98.3%, of the Company's general account investments at December 31, 2001, were rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the NAIC. At December 31, 2001, the carrying value of investments in below investment grade securities totaled $1.2 billion or 7.8% of the general account investments of $15.3 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

Quantitative and Qualitative Disclosures About Market Risk

This discussion covers market risks associated with investment portfolios that support the Company's general account liabilities. This discussion does not cover market risks associated with those investment portfolios that support separate account products. For those products, the policyholder, rather than the Company, assumes market risks.

The Company has investment policies and guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities. In addition, the Company has specific investment policies that delineate the investment limits and strategies that are appropriate given the Company's liquidity, surplus, product and regulatory requirements.

The Company's management believes that stringent underwriting standards and practices have resulted in high-quality portfolios and have the effect of limiting credit risk. Efforts to reduce holdings of below investment grade bonds were initiated in late 2001. Also, as a matter of investment policy, the Company manages foreign exchange and equity risk within tolerance bands. The Company does not hold real estate but does own substantial amounts of equity options supporting its Equity-Indexed Annuities business. The management of interest rate risk exposure is discussed below.

Interest rate risk

The Company's fixed interest rate liabilities are primarily supported by a well-diversified portfolio of fixed interest investments. They are also supported by small amounts of floating rate notes. These interest-bearing investments include both publicly issued and privately placed bonds. Public bonds can include Treasury bonds, corporate bonds, and money market instruments. The Company also holds securitized assets, including mortgage-backed securities ("MBS"), collateralized mortgage obligations, commercial MBS and asset-backed securities. These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines. The Company restricts MBS investments to pass-through securities issued by U.S. government agencies and to collateralized mortgage obligations, which are expected to exhibit relatively low volatility. The Company does not engage in leveraged transactions and it does not routinely invest in the more speculative forms of these instruments such as the interest-only, principal-only, inverse floater, or residual tranches.

Changes in the level of domestic interest rates affect the market value of fixed interest assets and liabilities. The Company carefully manages risks from wide fluctuations in interest using analytical and modeling software acquired from outside vendors. Important assumptions include the timing of cash flows on mortgage-related assets and liabilities subject to policyholder surrenders.

Significant features of the Company's models include:

o	an economic or market value basis for both assets and liabilities;
o	an option pricing methodology;
o	the use of effective duration and convexity to measure interest rate sensitivity; and
o	the use of key rate durations to estimate interest rate exposure at different parts of the yield curve and to estimate the exposure to non-parallel shifts in the yield curve.

The Company's Interest Rate Risk Committee meets monthly. After reviewing duration analyses, market conditions and forecasts, the Committee develops specific asset management strategies. These strategies may involve managing to achieve small intentional mismatches, either in terms of total effective duration or for certain key rate durations, between the liabilities and assets. The Company manages these mismatches to a tolerance range of plus or minus 1.0. At December 31, 2001 and 2000, the estimated difference between the Company's asset and liability duration was approximately 0.5 and 0.8, respectively. This positive duration gap indicates that the fair value of the Company's assets is somewhat more sensitive to interest rate movements than the fair value of its liabilities.

Asset strategies may include the use of Treasury futures, options and interest rate swaps to adjust the duration profiles. All derivative transactions are conducted under written operating guidelines and are marked to market. Total positions and exposures are reported to the Board of Directors on a quarterly basis. The counterparties to hedging transactions are major highly rated financial institutions, with respect to which the risk of the Company's incurring losses related to credit exposures is considered remote.

Liabilities categorized as financial instruments and held in the Company's general account at December 31, 2001 had a fair value of $13.2 billion. Fixed income investments supporting those liabilities had a fair value of $14.1 billion at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on December 31, 2001. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $354.2 million (for an adjusted total of approximately $13.5 billion) and the corresponding assets would show a net increase of $364.5 million (for an adjusted total of approximately $14.5 billion).

By comparison, liabilities categorized as financial instruments and held in the Company's general account at December 31, 2000 had a fair value of $11.5 billion. Fixed income investments supporting those liabilities had a fair value of $12.4 billion at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on December 31, 2000. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $235.0 million (for an adjusted total of approximately $11.7 billion) and the corresponding assets would show a net increase of $370.9 million (for an adjusted total of approximately $12.8 billion).

The Company produced these estimates using computer models. Since these models reflect assumptions about the future, they contain an element of uncertainty. For example, the models contain assumptions about future policyholder behavior and asset cash flows. Actual policyholder behavior and asset cash flows could differ from what the models show. As a result, the models' estimates of duration and market values may not reflect what actually would occur. The models are further limited by the fact that they do not provide for the possibility that management action could be taken to mitigate adverse results. The Company believes that this limitation is one of conservatism; that is, it will tend to cause the models to produce estimates that are generally worse than one might actually expect, all other things being equal.

Based on its processes for analyzing and managing interest rate risk, the Company's management believes its exposure to interest rate changes will not materially affect its near-term financial position, results of operations, or cash flows.

Equity Price Risk

Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock or stock index. At December 31, 2001 and 2000, the Company had approximately $39.6 million and $76.4 million, respectively, in common stocks and $56.1 million and $337.7 million, respectively, in call options.

At December 31, 2001 and 2000, the Company had $1.4 billion and $2.3 billion, respectively, in equity-indexed annuity liabilities that provide customers with contractually guaranteed participation in price appreciation of the Standard & Poor's 500 Composite Price Index ("S&P 500 Index"). The Company purchases equity-indexed options and futures to hedge the risk associated with the price appreciation component of equity-indexed annuity liabilities.

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

Based upon the information and assumptions the Company used in its stress-test scenarios at December 31, 2001 and 2000, management estimates that if the S&P 500 Index increases by 10%, the net fair value of its assets and liabilities described above would increase (decrease) by approximately $1.0 million and $(5.7) million, respectively. If the S&P 500 Index decreases by 10%, management estimates that the net fair value of its assets and liabilities will increase (decrease) by approximately $3.6 million and $(7.2) million, respectively. If option implied volatilities increase by 100 basis points, management estimates that the net fair value of its assets and liabilities will decrease by approximately $.3 million and $1.4 million, respectively.

The simulations do not consider the effects of other changes in market conditions that could accompany changes in the equity option and futures markets including the effects of changes in implied dividend yields, interest rates, and equity-indexed annuity policy surrenders.

Derivatives

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate and total return swap agreements and interest rate cap agreements to match assets more closely to liabilities. Interest rate swap agreements are agreements to exchange with counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. A total return swap agreement is an agreement to exchange payments based upon an underlying notional balance and changes in variable rate and total return indices. The Company utilizes total return swap agreements to hedge its obligations related to certain separate account liabilities. The Company had 88 and 69 outstanding swap agreements with an aggregate notional principal amount of $3.2 billion and $3.8 billion as of December 31, 2001 and 2000, respectively.

Cap agreements are agreements with a counterparty that require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had no outstanding interest rate cap agreements as of December 31, 2001 and 2000.

With respect to the Company's equity-indexed annuities and certain separate account liabilities (through October 31, 2001), the Company buys call options, futures and certain total return swap agreements based on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had total return swap agreements with a carrying value of $41.7 million and $23.9 million as of December 31, 2001 and 2000, respectively.

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

Liquidity and Capital Resources

The Company's liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses, policy acquisition costs, and investment purchases. The Company generates cash from annuity premiums, deposits, net investment income, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At December 31, 2001, $12.7 billion, or 83.0%, of the Company's general account investments are considered readily marketable.

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

Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to its parent, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. The Company paid $0.1 million, $10.0 million, and $30.0 million in dividends to Liberty Financial in 2001, 2000 and 1999, respectively. In connection with the Sun Life acquisition, the Company will not be allowed to make any dividend payments for a period of 18 months without the prior approval of the Rhode Island Insurance Department. Subsequent to the 18 month period, the amount of dividends that the Company will be able to pay will be based upon current Rhode Island insurance law.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are contained in the Market Risk section of the Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 21 through 24 herein.

Item 8. Consolidated Financial Statements and Supplementary Data

The Company's consolidated financial statements begin on page F-1. Reference is made to the Index to Financial Statements on page 36 herein.

Additional financial statement schedules are included on pages S-1 and S-2 herein. Reference is made to the Index to Financial Statement Schedules on page 36 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our directors and executive officers are listed below, together with information as to their ages, dates of election, and principal business occupations during the last five years (if other than their present business occupations). Except as otherwise indicated, those directors and officers who are associated with Sun Life Assurance Company of Canada and/or its subsidiaries have been associated with Sun Life Assurance Company of Canada for more than five years either in the position shown or in other positions. The asterisks below denote the year that the indicated director was elected to our board of directors.

Donald A. Stewart, 55, Chairman and Director (2001*)

150 King Street West

Toronto, Ontario, Canada M5H 1J9

He is Chairman and Chief Executive Officer and a Director of Sun Life Financial Services of Canada Inc. and Sun Life Assurance Company of Canada; Chairman and a Director of Sun Life Assurance Company of Canada (U.S.), Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York and Keyport Benefit Life Insurance Company; and a Director of Sun Life of Canada (U.S.) Financial Services Holdings, Inc. and Massachusetts Financial Services Company.

C. James Prieur, 50, Vice Chairman and Director (2001*)

150 King Street West

Toronto, Ontario, Canada M5H 1J9

He is President and Chief Operating Officer of Sun Life Financial Services of Canada Inc. and Sun Life Assurance Company of Canada. He formerly held the positions of Senior Vice President and General Manager for the United States and Vice President, Investments for the United States for Sun Life Assurance Company of Canada. He currently is Vice Chairman and a Director of Sun Life Assurance Company of Canada (U.S.), Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York and Keyport Benefit Life Insurance Company; Director of Sun Capital Advisers, Inc.; Chairman of the Board and Executive Vice President and Trustee, Sun Capital Advisers Trust; President and a Director of Sun Life Financial (U.S.) Finance, Inc., Sun Life Financial (U.S.) Holdings, Inc., Sun Life of Canada (U.S.) Holdings, Inc., Sun Life Financial (Japan), Inc., and Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc.; and a Director of Sun Life of Canada (U.S.) Financial Services Holdings, Inc. and Massachusetts Financial Services Company; and President of Sun Life Financial (U.S.) Investments LLC.

James A. McNulty, III, 59, President and Director (2001*)

One Sun Life Executive Park

Wellesley Hills, Massachusetts 02481

He is Executive Vice President, U.S. Operations for Sun Life Financial Services of Canada Inc. and Sun Life Assurance Company of Canada; President and Director of Sun Life Assurance Company of Canada (U.S.), Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York and Keyport Benefit Life Insurance Company; and Chairman and Director of Sun Life of Canada (U.S.) Distributors, Inc. He is President and a Director of Sun Life of Canada (U.S.) SPE 97-I, Inc., Sun Benefit Services Company, Inc., Sun Life of Canada (U.S.) Holdings General Partner, Inc., Sun Life Financial Services Limited, and Sun Canada Financial Co.; Senior Vice President and a Director of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. Sun Life of Canada (U.S.) Holdings, Inc., Sun Life Financial (Japan), Inc., Sun Life Financial (U.S.) Finance, Inc., and Sun Life Financial (U.S.) Holdings, Inc. and a Director of Clarendon Insurance Agency, Inc., Sunesco Insurance Agency, Inc., Independent Financial Marketing Group, Vision Financial Corporation and the Support Committee for Battered Women; and Senior Vice President of Sun Life Financial (U.S.) Investments LLC.

James C. Baillie, 63, Director (2001)

Torys LLP, Suite 3000, Maritime Life Tower

Toronto, Ontario, Canada M5K 1N2

He is Counsel to the law firm Torys LLP where he was formerly a Partner there with a strong emphasis in the business law area. He is a Director of Sun Life Assurance Company of Canada (U.S.), Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York, Keyport Benefit Life Insurance Company, Sun Life Assurance Company of Canada and Sun Life Financial Services of Canada Inc., and non-executive Chairman and Director of Corel Corporation and Independent Electricity Market Operator (Ontario) and Director of Sussex Circle Inc. and Massachusetts Financial Services Company.

David D. Horn, 60, Director (2001*)

257 Lake Street

P.O. Box 24

New Vineyard, Maine 04956

He was formerly Senior Vice President and General Manager for the United States of Sun Life Assurance Company of Canada, retiring in December 1997. He is a Director of Sun Life Assurance Company of Canada (U.S.), Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York and Keyport Benefit Life Insurance Company; a Trustee of MFS/Sun Life Series Trust; and a Member of the Boards of Managers of Money Market Variable Account, High Yield Variable Account, Capital Appreciation Variable Account, Government Securities Variable Account, Global Governments Variable Account, Total Return Variable Account, and Managed Sectors Variable Account.

Angus A. MacNaughton, 70, Director (2001*)

481 Kingswood Lane

Danville, California 94506

He is President of Genstar Investment Corporation since 1987 and a former Director of Sun Life Financial Services of Canada Inc. and Sun Life Assurance Company of Canada. He is a Director of Sun Life Assurance Company of Canada (U.S.), Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York, Keyport Benefit Life Insurance Company, Varian Semiconductor Equipment Associates, Inc., Fairmont Hotels & Resorts, Inc., Genstar Investment Corporation and Diversified Collection Services, Inc.; and Vice-Chairman and a Director of Barrick Gold Corporation.

S. Caesar Raboy, 65, Director (2001*)

220 Boylston Street

Boston, Massachusetts 02110

He is a former Senior Vice President and Deputy General Manager for the United States of Sun Life Assurance Company of Canada; and a Director of Sun Life Assurance Company of Canada (U.S.), Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York and Keyport Benefit Life Insurance Company.

William W. Stinson, 68, Director (2001*)

Canadian Pacific Limited

1800 Bankers Hall, East Tower

855 - 2nd Street S.W.

Calgary, Alberta T2P 4Z5

He is Lead Director of Sun Life Assurance Company of Canada, and Sun Life Financial Services of Canada Inc., Sun Life Assurance Company of Canada (U.S.), Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York and Keyport Benefit Life Insurance Company. In addition, he is a Director of Pan Canadian Energy, Massachusetts Financial Services Company, Grant Forest Products, Inc., and Westshore Terminals Investment Trust. In May 1996, Mr. Stinson retired as Chairman and Chief Executive Officer of Canadian Pacific Limited after a 45-year career.

James M.A. Anderson, 52, Vice President, Investments (2001*)

One Sun Life Executive Park

Wellesley Hills, Massachusetts 02481

He is Vice President, Investments of Sun Life Assurance Company of Canada, Sun Life Assurance Company of Canada (U.S.), Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York and Keyport Benefit Life Insurance Company; President and Chief Executive Officer and Trustee of Sun Capital Advisers Trust; President and Chief Investment Officer and Director of Sun Capital Advisers, Inc.; Vice President and a Director of Sun Life of Canada (U.S.) Holdings, Inc., Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc., Sun Life of Canada (U.S.) Holdings General Partner, Inc., Sun Life Financial (Japan), Inc., Sun Life Financial (U.S.) Finance, Inc., Sun Life Financial (U.S.) Holdings, Inc., Sun Life Financial (U.S.) Investments LLC, and Sun Canada Financial Co.; Vice President, Investments and Director of Sun Life of Canada (U.S.) Distributors, Inc.; and a Director of Clarendon Insurance Agency, Inc., Sunesco Insurance Agency, Inc., and Sun Benefit Services Company, Inc.

Davey S. Scoon, 55, Vice President and Chief Administrative and Financial Officer and Treasurer (2001*)

One Sun Life Executive Park

Wellesley Hills, Massachusetts 02481

He is Vice President, Chief Administrative and Financial Officer for Sun Life Assurance Company of Canada; Vice President, Chief Administrative and Financial Officer and Treasurer of Sun Life Assurance Company of Canada (U.S.), Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York and Keyport Benefit Life Insurance Company; Vice President and Treasurer and Director of Sun Benefit Services Company, Inc., Sun Life of Canada (U.S.) Distributors, Inc., Sun Life Financial (Japan), Inc, Sun Life Financial (U.S.) Finance, Inc., Sun Life Financial (U.S.) Holdings, Inc., Sun Life Financial (U.S.) Investments LLC, Sun Life of Canada (U.S.) SPE 97-I, Inc., and Sunesco Insurance Agency, Inc.; Vice President and Director of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc., Sun Life of Canada (U.S.) Holdings, Inc., Sun Life of Canada (U.S.) Holdings General Partner, Inc., Sun Life Financial Services Limited, and Sun Canada Financial Co.; Treasurer and Director of Clarendon Insurance Agency, Inc. and Senior Vice President and Treasurer and Director of Sun Capital Advisers, Inc.; Regular Trustee of Sun Life of Canada (U.S.) Capital Trust I; Assistant Treasurer of Sun Capital Advisors Trust; Director of Vision Financial Corporation; and Chairman and Director of Tufts Associated Health Plan, and Lead Director of Tufts Associated Health Maintenance Organization. He is a member of the Board of Directors for Managed Comp. Prior to October 1999, he was Executive Vice President and Chief Operating Officer of Liberty Funds Group.

Robert P. Vrolyk, 48, Vice President and Actuary (2001*)

One Sun Life Executive Park

Wellesley Hills, Massachusetts 02481

He currently is the Vice President and Chief Actuary of Sun Life Assurance Company of Canada; Vice President and Actuary of Sun Life Assurance Company of Canada (U.S.), Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York and Keyport Benefit Life Insurance Company; Vice President and Director of Sun Life of Canada - U.S. Operations Holdings, Inc., Sun Life of Canada (U.S.) Holdings, Inc., Sun Canada Financial Co., Sun Life of Canada (U.S.) Holdings General Partner, Inc. Sun Life of Canada (U.S.) SPE 97-I, Inc. Sun Life Financial (U.S.) Finance, Inc., and Sun Life Financial (U.S.) Holdings, Inc.; a Director of Sun Benefit Services Company, Inc.; a Vice President of Sun Life Financial (U.S.) Investments LLC.; and a Regular Trustee of Sun Life of Canada (U.S.) Capital Trust I.

Peter F. Demuth, 43, Vice President and Chief Strategy and Business Development Officer (2001*)

One Sun Life Executive Park

Wellesley Hills, Massachusetts 02481

He is Vice President and Chief Strategy and Business Development Officer for Sun Life Assurance Company of Canada, Sun Life Assurance Company of Canada (U.S.), Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York and Keyport Benefit Life Insurance Company; a Director of Sun Life Financial (U.S.) Finance, Inc., Sun Life Financial (U.S.) Holdings, Inc., Sun Life Financial (U.S.) Investments LLC, Sun Life of Canada (U.S.) Holdings, Inc., Sun Life Financial (Japan), Inc., Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. and Vision Financial Corporation; and a Regular Trustee of Sun Life of Canada (U.S.) Capital Trust I. Prior to February 1998, he was a Shareholder at the firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C.

Ronald J. Fernandes, 44, Vice President, Retirement Products and Services (2001*)

One Sun Life Executive Park

Wellesley Hills, Massachusetts 02481

He is Vice President, Retirement Products and Services of Sun Life Assurance Company of Canada (U.S.), Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York, Keyport Benefit Life Insurance Company and Sun Life Assurance Company of Canada. He is also President and Director of Sunesco Insurance Agency, Inc.; and Director of Clarendon Insurance Agency, Inc., and Sun Life of Canada (U.S.) Distributors, Inc. Prior to October 1999, Mr. Fernandes was Senior Vice President and Director, Retirement Products and Services of Wheat First Union in Richmond, Virginia.

Philip K. Polkinghorn, -- Vice President, Retirement Products and Services (2001*)

One Sun Life Executive Park

Wellesley Hills, Massachusetts 02481

He is Vice President, Retirement Products and Services of Sun Life Assurance Company of Canada (U.S.), Independence Life and Annuity Company, Sun Life Insurance and Annuity Company of New York and Keyport Benefit Life Insurance Company. Prior to November 2001, Mr. Polkinghorn was formerly Interim Chairman and President of Keyport Life Insurance Company.

* Year of Election

Our directors, officers, and employees are covered under a commercial blanket bond and a liability policy. The directors, officers, and employees of Clarendon Insurance Agency, Inc. are covered under a fidelity bond.

Item 11. Executive Compensation

The tables that appear below, along with the accompanying text and footnotes, provide information on compensation and benefits for the named executive officers, in accordance with applicable SEC requirements.

Part 1 - OFFICERS AND EMPLOYEES COMPENSATION
		Annual Compensation (1)		Long Term Compensation

				Restricted Stock	Securities Underlying	Other Annual	All Other
Name and Principal Position	Year	Salary	Bonus (2)	Awards (3)	Options (4)	Compensation

James A. McNulty, III * - President and
Director	2001	$ 0	$ 0	$ 0	0	$ 0	$ 0
James A. McNulty, III * - SVP and	2000	0	0	0	0	0	0
General Manger, US	1999	0	0	0	0	0	0

Peter F. Demuth *	2001	0	0	0	0	0	0
Vice President & Chief Strategy and	2000	0	0	0	0	0	0
Business Development Officer	1999	0	0	0	0	0	0

Davey S. Scoon *	2001	0	0	0	0	0	0
Vice President & Chief Administrative	2000	0	0	0	0	0	0
& Financial Officer & Treasurer	1999	0	0	0	0	0	0

Philip Polkinghorn	2001	450,417	376,537	0	75,000	1,365,000 (5)	28,459 (6)
Vice President for Retirement Products	2000	435,000	501,000	105,415	25,000	0	26,052
& Services	1999	279,960	350,000	377,188	50,000	0	52,262

James M.A. Anderson *	2001	0	0	0	0	0	0
Vice President, Investments	2000	0	0	0	0	0	0
	1999	0	0	0	0	0	0

(1)

Except as indicated in the other footnotes to this summary compensation table, all amounts paid to Mr. Polkinghorn were paid by the Company. Amounts listed as Salary, Bonus, Other Annual or All Other Compensation will, in the future, include amounts determined by Sun Life Financial as the portion of the named executive's total compensation from all affiliates of Sun Life Financial allocable to service he provided to the Company.

(2)	The incentive bonus payments are reported with respect to the year in which the bonus was earned.
(3)	No Restricted Stock Awards were granted in 2001.
(4)

The securities were issued to Mr. Polkinghorn on October 31, 2001 by Sun Life Financial Services Inc. ("Sun Life Financial"), the corporate parent of the Company. Prior year stock grants were from Liberty Financial Companies, Inc.

(5)

Other Annual Compensation for Mr. Polkinghorn represents a retention bonus of $455,000 paid by the Company and deferred share units valued at $910,000 granted on October 31, 2001 by Sun Life Financial. The retention bonus and deferred share units were provided in connection with the acquisition of the Company by Sun Life Financial in lieu of payments which Mr. Polkinghorn would have received from the Company's prior owner, Liberty Financial Companies, Inc., if he had not continued to serve the Company after the acquisition

(6)	All Other Compensation for Mr. Polkinghorn for the year ended 2001 includes a Company match for the supplemental savings plan.

Estimated Annual Benefits Payable Upon Retirement For Executive Officers In The United States 2001

There were no allocated pensionable earnings to the Company in 2001 as of December 31, 2001 from the Sun Life Retirement Plan. Mr. Polkinghorn belonged to the Pension plans of Liberty Financial from January 1, 2001 through October 31, 2001. This benefit is frozen as of October 31, 2001. The following information relates to Mr. Polkinghorn's pension benefits under the Liberty Financial pension plan.

Defined Benefit Retirement Programs

Mr. Polkinghorn participated in Liberty Financial's Pension Plan and Keyport's Supplemental Pension Plan (collectively, the "Pension Plans"). The following table shows the estimated annual pension benefits payable upon retirement for the specified compensation and years of service classification under the Pension Plans. As of October 31, 2001 this became a frozen benefit.

	Years of Credited Service
Compensation	15	20	25	30	35

200,000	51,570	68,760	85,950	92,617	99,283
400,000	105,570	140,760	175,950	189,283	202,617
600,000	159,570	212,760	265,950	285,950	306,950
800,000	213,570	284,760	355,950	382,617	409,283
1,000,000	267,570	356,760	445,950	479,283	512,617
1,200,000	321,570	428,760	535,950	575,950	615,950

Benefits under the Pension Plans are based on an employees's average pay for the five highest consecutive years during the last ten years of employment, the employee's estimated social security retirement benefit and years of credited service with the Company. The current average compensation covered by the Pension Plans for Mr. Polkinghorn is $842,350. For purposes of determining benefits payable upon retirement under the Pension Plans, compensation includes base salary and annual bonus. Benefits are payable in the form of a single-life annuity providing for monthly payments. Actuarially equivalent methods of payment may be elected by the recipient. As of October 31, 2001, Mr. Polkinghorn had two full years of credited service.

LONG-TERM INCENTIVE COMPENSATION

Sun Life Assurance Company of Canada ("Sun Life") has a long term incentive compensation plan for certain officers of Sun Life holding positions at the level of Vice President or higher. The Unit Value Appreciation Plan (the "UVA Plan") provides eligible officers with value appreciation units ("Value Appreciation Units") designed to reward management for growth in the value of Sun Life over a multi-year period. For purposes of the UVA Plan, the value of Sun Life is determined by applying predefined multiples to the net income earned in its various businesses.

The purpose of the UVA Plan was to more directly align the interests of participants with the long-term interests of the Corporation, to focus participants on long-term value creation, to foster and support an ownership culture and to provide a competitive total compensation package to attract and retain leadership talent. The UVA Plan, designed to pay out in cash or equivalent value, generates an award based on the increase in the value of Sun Life over a multi-year period. No further units will be granted under the UVA Plan, as it was replaced by the Executive Stock Option Plan.

The following table sets forth information concerning Long Term incentive Grants awarded in previous years but not year paid out. There were no new grants awarded in 2001.

Name	Units	Performance Period

James A. McNulty, III	51,500	1998 - 4 Year Grant	The performance period for the 4 year grant was January 1, 1998 to December 31, 2001
	104,500	2000 - 3 Year Grant	The performance period for the 3 year grant was January 1, 2000 to December 31, 2002

Peter F. Demuth	21,500	1998 - 4 Year Grant	The performance period for the 4 year grant was January 1, 1998 to December 31, 2001
	40,000	2000 - 3 Year Grant	The performance period for the 3 year grant was January 1, 2000 to December 31, 2002

Davey S. Scoon	5,000	1998 - 4 Year Grant	The performance period for the 4 year grant was January 1, 1998 to December 31, 2001
	45,000	2000 - 3 Year Grant	The performance period for the 3 year grant was January 1, 2000 to December 31, 2002

James M.A. Anderson	20,500	1998 - 4 Year Grant	The performance period for the 4 year grant was January 1, 1998 to December 31, 2001
	50,000	2000 - 3 Year Grant	The performance period for the 3 year grant was January 1, 2000 to December 31, 2002

EXECUTIVE STOCK OPTION PLAN

The Executive Stock Option Plan (the "Plan") authorizes the Management Resources Committee ("the Committee") of the Board of Directors of Sun Life Financial to make discretionary grants of options to purchase common shares to employees of the Sun Life Financial and its affiliates, including the Company. The Plan is designed to reward eligible employees in relation to increases in shareholder value of Sun Life Financial.

Under the Plan, stock options have a maximum exercise period of 10 years. The exercise price will be the closing price of the common shares of Sun Life Financial on the Toronto Stock Exchange on the trading day preceding the date of the grant. Stock options will normally vest at 25% per year commencing on the first anniversary of the date of the grant, subject to the terms of each grant set by the Committee. Options vest immediately on the death of a participant. Grants under the Plan are subject to early termination in the event that a participant's employment is terminated.

Under the first year of the Plan selected Executives were eligible for a special award. This award vests 50% after three years and the balance after five years. The exercise price for this enhanced grant was established by using the closing price on The Toronto Stock Exchange on the trading day preceding the grant.

	Number of	Percent of			Potential Realizable
	Securities	Total Options			Value at Assumed
	Underlying	Granted to	Exercise		Annual Rates of Stock
	Options	Employees in	Price Per	Expiration	Price Appreciation of
Name	Granted (#)	2001	Share	Date	Option Term ($)1
					5%	10%

James McNulty	160,000	2.8%	18.76	30-Mar-11	$1,887,690	$4,783,777

Peter F. Demuth.	51,000	0.9%	18.76	30-Mar-11	601,701	1,524,829
	17,500	0.3%	23.23	6-Dec-11	255,661	647,896

Davey Scoon	46,000	0.8%	18.76	30-Mar-11	542,711	1,375,336
	15,000	0.3%	23.23	6-Dec-11	219,138	555,340

Ronald J. Fernandes	67,000	1.2%	18.76	30-Mar-11	790,470	2,003,207

James M. A. Anderson	69,500	1.2%	18.76	30-Mar-11	819,965	2,077,953

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

THE SENIOR EXECUTIVES' DEFERRED SHARE UNIT PLAN

Sun Life Financial established a Deferred Share Unit Plan in 2000. The objective of the plan is to enhance the alignment of senior management's and shareholders' interests by providing an opportunity to increase ownership in Sun Life Financial shares. There are three components of the plan:

Each senior management employee may elect to receive 0, 50, 75 or 100% of his or her annual incentive in the form of deferred share units (DSUs), subject to the approval of the Committee. An executive must elect to participate in the plan prior to the beginning of the calendar year for which the annual incentive award is paid. When incentive awards are determined, the amount elected is converted to DSUs which have a value equal to the average market price of a Sun Life Financial share immediately before the calendar year for which the incentive award is paid.

The Committee may also require the value of a payout from the UVA Plan to be converted to DSUs. In this case, the DSUs will have a value equal to the average market price of a Sun Life Financial share at the end of the Plan performance period to which the payout relates.

In addition, special discretionary DSU awards may be made to the Board of Sun Life Financial to recognize singular achievements or to support certain corporate objectives.

The DSUs attract dividends in the form of additional DSUs at the same rate as dividends on Sun Life Financial shares. The executive is not allowed to convert the DSUs until termination, death or retirement. The value of the DSUs may be converted to and paid in the form of cash or shares purchased on the market. The value of the DSUs at payment will be based on an average market price of Sun Life Financial shares immediately before their conversion to cash or shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Not applicable because Keyport is a wholly owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.

Item 13. Certain Relationships and Related Transactions

None.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) 1. Financial Statements	Page

Report of Independent Auditors	F-1
Consolidated Balance Sheets, December 31, 2001and 2000	F-2
Consolidated Statements of Income for the Ten Month Period ended October 31, 2001, the Two Month Period ended December 31, 2001, and the Years ended December 31, 2000 and 1999	F-3
Consolidated Statements of Stockholder's Equity for the Ten Month Period ended October 31, 2001, the Two Month Period ended December 31, 2001, and the Years ended December 31, 2000 and 1999	F-4
Consolidated Statements of Cash Flows for the Ten Month Period ended October 31, 2001, the Two
Month Period ended December 31, 2001, and the Years ended December 31, 2000 and 1999	F-5
Notes to Consolidated Financial Statements	F-6 through F-31

2. Financial Statement Schedules

I - Summary of Investments	S-1
III - Supplementary Insurance Information	S-2

All other schedules are omitted because they are not applicable or are not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(b) Exhibits

The exhibits filed as part of this Report are listed on the Exhibit Index immediately preceding the Exhibits.

(c) Reports on Form 8-K.

On November 9, 2001, the Company filed a Current Report on Form 8-K in which the Company stated that after the close of business on October 31, 2001, its corporate parent, Liberty Financial Companies, Inc. ("Liberty Financial"), completed the sale of its annuity and retail bank distribution businesses, which included the Company, to Sun Life Assurance Company of Canada ("Sun Life"), a corporation organized in Canada. The report stated that Sun Life paid $1,700,500 to acquire, through wholly-owned holding companies, all of the outstanding shares of the capital stock of the Company, Independent Financial Marketing Group, Inc. and related companies which comprised the annuity and retail bank distribution businesses of LFC. The report also stated that as a result of the transaction, the Company is now an indirect wholly-owned subsidiary of Sun Life Financial Services of Canada, Inc. ("Sun Life Financial"), a reporting company under the Securities Exchange Act of 1934 with common shares listed on the Toronto, New York, London and Philippines stock exchanges. The report stated that Sun Life informed the Company that the sources of the funds included capital available within the Sun Life Financial group of companies plus the proceeds of both a public offering by Sun Life Financial of common stock and a hybrid securities financing arranged by Sun Life.

Report of Independent Auditors

The Board of Directors

Keyport Life Insurance Company

We have audited the consolidated balance sheets of Keyport Life Insurance Company (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholder's equity, and cash flows for the ten-month period ended October 31, 2001 and the two-month period ended December 31, 2001 and for the years ended December 31, 2000 and 1999, respectively. Our audits also included the Financial Statement Schedules listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keyport Life Insurance Company at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the ten-month period ended October 31, 2001 and the two-month period ended December 31, 2001 and for the years ended December 31, 2000 and 1999, respectively, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related Financial Statement Schedules, when considered in relation to the basic Financial Statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3 to the financial statements, in 2001 the Company changed its method of accounting for its derivatives.

ERNST & YOUNG LLP

Boston, Massachusetts

February 5, 2002

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands)
	December 31,
ASSETS	2001	2000

Cash and investments:
Fixed maturities available for sale (amortized cost: 2001 -$12,059,631;
2000 -$10,728,519)	$11,999,671	$10,668,288
Equity securities (cost: 2001 - $36,859; $ 2000 - $71,489)	39,658	76,427
Mortgage loans	6,871	9,433
Policy loans	635,938	620,824
Other invested assets	521,259	783,043
Cash and cash equivalents	2,108,093	1,728,279
Total cash and investments	15,311,490	13,886,294

Accrued investment income	183,576	163,474
Deferred policy acquisition costs	28,299	547,901
Value of business acquired	95,155
Goodwill	714,755	15,570
Current income tax receivable	1,622	-
Deferred income tax asset	185,855	-
Intangible assets	12,100	-
Receivable for investments sold	21,797	90,545
Other assets	28,330	91,742
Separate account assets	2,560,831	4,212,488

Total assets	$19,143,810	$19,008,014

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Policy liabilities	$13,627,126	$11,968,489
Income taxes payable	-	9,954
Deferred income taxes	-	161,615
Payable for investments purchased and loaned	1,165,609	1,364,531
Other liabilities	56,837	56,403
Separate account liabilities	2,532,557	4,166,787
Total liabilities	17,382,129	17,727,779

Stockholder's equity:
Common stock, $1.25 par value; authorized 2,500 shares;
issued and outstanding 2,412 shares	3,015	3,015
Additional paid-in capital	1,703,462	505,933
Retained earnings	86,976	797,606
Accumulated other comprehensive loss	(31,772)	(26,319)
Total stockholder's equity	1,761,681	1,280,235

Total liabilities and stockholder's equity	$19,143,810	$19,008,014

See accompanying notes.

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)
	For the 2 month period ended December 31,	For the 10 month period ended October 31,	Year Ended December 31,
	2001	2001	2000	1999

Revenues:
Net investment income, including distributions from
private equity limited partnerships	$ 144,918	$ 735,641	$ 856,808	$ 805,216
Interest credited to policyholders	107,315	498,668	539,643	526,574
Investment spread	37,603	236,973	317,165	278,642
Net realized investment gains (losses)	2,454	(22,790)	(35,796)	(41,510)
Net derivative gains	99,972	446
Net change in unrealized and undistributed (losses)
gains in private equity limited partnerships	-	(17,088)	31,604	-
Fee income:
Surrender charges	1,174	13,654	24,266	17,730
Separate account income	8,699	44,460	43,518	33,485
Management fees	1,080	5,715	6,207	4,241
Total fee income	10,953	63,829	73,991	55,456

Expenses:
Policy benefits	1,128	4,869	4,997	3,603
Operating expenses	10,778	55,710	64,875	49,734
Amortization of deferred policy acquisition costs	1,439	95,507	116,123	97,359
Amortization of value of business acquired	3,828	-	-	-
Amortization of intangible assets	-	1,047	1,256	1,256
Total expenses	17,173	157,133	187,251	151,952

Income before income taxes and cumulative
effect of accounting changes	133,809	104,237	199,713	140,636
Income tax expense	46,833	26,635	57,128	45,977

Income before cumulative effect of
accounting changes	86,976	77,602	142,585	94,659
Cumulative effect of accounting changes, net of tax	-	60,847	-	-

Net income	$ 86,976	$ 16,755	$ 142,585	$ 94,659

See accompanying notes.

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(in thousands)
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 1998	$3,015	$505,933	$600,396	$26,253	$1,135,597

Comprehensive income (loss)
Net income	-	-	94,659	-	94,659
Other comprehensive income, net of tax:
Net unrealized investment losses	-	-	-	(186,868)	(186,868)
Comprehensive income					(92,209)
Dividends paid	-	-	(30,000)	-	(30,000)

Balance, December 31, 1999	3,015	505,933	665,055	(160,615)	1,013,388

Comprehensive income (loss)
Net income	-	-	142,585	-	142,585
Other comprehensive loss, net of tax:
Net unrealized investment gains	-	-	-	134,296	134,296
Comprehensive income					276,881
Dividends paid	-	-	(10,034)	-	(10,034)

Balance, December 31, 2000	3,015	505,933	797,606	(26,319)	1,280,235

Comprehensive income:
Net income	-	-	16,755	-	16,755
Other comprehensive income, net of tax:
Net unrealized investment gains	-	-	-	85,107	85,107
Comprehensive income					101,862
Dividend paid	-	-	(99)	-	(99)
Balance, October 31, 2001	3,015	505,933	814,262	58,788	1,381,998

Sale of stockholder's equity	(3,015)	(505,933)	(814,262)	(58,788)	(1,381,998)
Sun Life acquisition cost	3,015	1,703,462	-	-	1,706,477

Comprehensive income (loss)
Net income	-	-	86,976	-	86,976
Other comprehensive loss, net of tax:
Net unrealized investment losses	-	-	-	(31,772)	(31,772)
Comprehensive income					55,204

Balance, December 31, 2001	$3,015	$1,703,462	$86,976	$(31,772)	$1,761,681

See accompanying notes.

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
	For the 2 month period ended December 31,	For the 10 month period ended October 31,	Year Ended December 31,
	2001	2001	2000	1999

Cash flows from operating activities:
Net income	$ 86,976	$ 16,755	$ 142,585	$ 94,659
Adjustments to reconcile net income to net cash
provided by operating activities:
Cumulative effect of accounting changes	-	60,847
Non-cash derivative activity	(116,870)	94,048
Interest credited to policyholders	107,315	498,668	539,643	526,574
Net realized investment (gains) losses	(2,454)	22,790	35,796	41,510
Net change in unrealized and undistributed losses
(gains) in private equity limited partnerships	-	17,088	(31,604)	-
Net amortization on investments	(5,000)	(11,544)	59,836	79,508
Change in deferred policy acquisition costs	(12,117)	(64,985)	9,023	(17,446)
Change in current and deferred income taxes	48,624	(41,200)	5,783	53,060
Net change in other assets and liabilities	19,551	(116,807)	22,487	2,876
Net cash provided by operating activities	126,025	475,660	783,549	780,741

Cash flows from investing activities:
Investments purchased - available for sale	(1,499,445)	(1,973,207)	(3,802,286)	(4,835,872)
Investments sold - available for sale	1,654,960	2,026,942	2,877,082	4,322,679
Investments matured - available for sale	-	86,626	894,779	823,252
Increase in policy loans	(4,022)	(11,092)	(21,346)	(20,708)
Decrease in mortgage loans	345	2,217	2,692	42,992
Other invested assets sold (purchased), net	(28,665)	46,111	8,336	(17,344)
Net cash provided by (used in)
investing activities	123,173	177,597	(40,743)	314,999

Cash flows from financing activities:
Withdrawals from policyholder accounts	(472,341)	(1,993,388)	(2,249,950)	(2,108,889)
Deposits to policyholder accounts	453,393	1,565,504	1,569,168	894,414
Dividends paid to Parent	-		(10,034)	(30,000)
Net change in securities lending	30,900	(106,709)	600,386	505,013
Net cash provided by (used in)
financing activities	11,952	(534,593)	(90,430)	(739,462)

Change in cash and cash equivalents	261,150	118,664	652,376	356,278
Cash and cash equivalents at beginning of period	1,846,943	1,728,279	1,075,903	719,625

Cash and cash equivalents at end of period	$ 2,108,093	$ 1,846,943	$ 1,728,279	$ 1,075,903

See accompanying notes.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

1. Change of Control

Through October 31, 2001, Keyport Life Insurance Company ("the Company") was a wholly owned subsidiary of Liberty Financial Companies, Incorporated ("LFC"), which is a majority-owned, indirect subsidiary of Liberty Mutual Insurance Company ("Liberty Mutual").

On May 3, 2001, LFC announced that it had reached a definitive agreement to sell its annuity and bank marketing businesses to Sun Life Financial Services Inc. ("Sun Life Financial"), a Canadian holding company and parent of Sun Life Assurance Company of Canada ("Sun Life"). The transaction was subject to customary conditions to closing, including receipt of approvals by various state insurance regulators in the U.S., certain other regulatory authorities in the U.S. and Canada and LFC's shareholders.

Effective after the close of business on October 31, 2001, all required approvals had been obtained and Sun Life of Canada (U.S.) Holdings, Inc., an indirect subsidiary of Sun Life, acquired the Company for approximately $1.7 billion in cash. As part of the acquisition, Sun Life Financial (U.S.) Holdings, Inc., another indirect subsidiary of Sun Life, acquired Independent Financial Marketing Group ("IFMG"), an affiliate of the Company ($20 million of the total purchase price was allocated to IFMG). The acquisition of the Company and IFMG complements both Sun Life Financial's product array and distribution capabilities and advances Sun Life Financial towards its strategic goal of reaching a top 10 position in target product markets in North America. Sun Life Financial also expects to reduce costs through economies of scale.

The acquisition was accounted for using the purchase method under Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at estimated fair value at the date of acquisition. The Company is in the process of completing the valuations of a portion of the assets acquired; thus, the allocation of the purchase price is subject to refinement.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of November 1, 2001 (in thousands):

Assets:
Fixed-maturity securities	$ 10,609,150
Equity securities	35,313
Mortgage loans	7,216
Policy loans	631,916
Value of business acquired	105,400
Goodwill	714,755
Intangible assets	12,100
Deferred taxes	217,633
Other invested assets	363,586
Cash and cash equivalents	1,846,887
Other assets acquired	465,152
Separate account assets	3,941,527
Total assets acquired	18,950,635

Liabilities:
Policy liabilities	12,052,071
Other liabilities	1,262,045
Separate accounts	3,930,042
Total liabilities assumed	17,244,158

Net assets acquired	$ 1,706,477

Intangible assets acquired primarily consist of state insurance licenses ($10.1 million) that are not subject to amortization. The remaining $2.0 million of intangible assets relate to product rights that have a weighted-average useful life of 7 years. Most of the goodwill is expected to be deductible for tax purposes.

2. Accounting Policies

Organization

The Company offers a diversified line of fixed, indexed and variable annuity products designed to serve the growing retirement savings market. These annuity products are sold through a wide-ranging network of banks, agents and security dealers throughout the United States.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries, Independence Life and Annuity Company ("Independence Life"), Keyport Benefit Life Insurance Company ("Keyport Benefit"), Liberty Advisory Services Corp. (through October 31, 2001) and Keyport Financial Services Corp. ("KFSC"). On October 31, the Company transferred its ownership interest in Liberty Advisory Service Corp., through a dividend, to Liberty Financial.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which vary in certain respects from reporting practices prescribed or permitted by state insurance regulatory authorities. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investments

Investments in debt and equity securities classified as available for sale are carried at fair value, and after tax unrealized gains and losses (net of adjustments to deferred policy acquisition costs and value of business acquired) are reported as a separate component of accumulated other comprehensive income (loss). The cost basis of securities is adjusted for declines in value that are determined to be other than temporary. Realized investment gains and losses are calculated on a first-in, first-out basis, net of adjustments for amortization of deferred policy acquisition costs and value of business acquired.

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

Mortgage loans are carried at amortized cost. Policy loans are carried at the unpaid principal balances plus accrued interest and do not exceed the net cash surrender value of the related insurance policy.

Investments in private equity limited partnerships, which are included in other invested assets, are accounted for on either the cost method or equity method. The equity method of accounting is used for all partnerships in which the Company has an ownership interest in excess of 3%.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

The net change in unrealized and undistributed gains in private equity limited partnerships primarily represents increases/(decreases) in the fair value of the underlying investments of the private equity limited partnerships that are accounted for under the equity method. The net change of ($17.1) million and $31.6 million in unrealized and undistributed (losses)/gains is recorded net of the related amortization of deferred policy acquisition costs of $(31.7) million and $58.7 million, and net of the amounts realized, which are recognized in investment income of $31.4 million and $13.3 million, for the 10 month period ended October 31, 2001 and the year ended December 31, 2000, respectively. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. There can be no assurance that any unrealized and undistributed gains/(losses) will ultimately be realized or that the Company will not incur losses in the future on such investments. The corresponding amount in 1999 was insignificant

Fee Income

Fees from investment advisory services are recognized as revenues when services are provided. Revenues from fixed and variable annuities and single-premium whole life policies include mortality charges, surrender charges, policy fees, and contract fees and are recognized when earned.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs relate to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such acquisition costs include commissions, costs of policy issuance, and underwriting and selling expenses. These costs are deferred and amortized with interest in relation to the present value of estimated gross profits from mortality; investment spread and expense margins over the estimated lives of the contracts. This amortization is reviewed annually and adjusted retrospectively when the Company revises its estimate of current or future gross profits to be realized, including realized and unrealized gains and losses from investments.

Deferred policy acquisition costs are adjusted for amounts relating to unrealized gains and losses on available for sale fixed-maturity securities. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss). Deferred policy acquisition costs were increased by $0.6 million and $43.6 million at December 31, 2001 and December 31, 2000, respectively, relating to this adjustment.

Although realization of deferred policy acquisition costs is not assured, the Company believes it is more likely than not that all of these costs will be realized. The amount of deferred policy acquisition costs considered realizable, however, could be reduced in the near term if the estimates of gross profits or total revenues discussed above are reduced. The amount of amortization of deferred policy acquisition costs could be revised in the near term if any of the estimates discussed above are revised.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

Value of Business Acquired

The value of business acquired represents the actuarial-determined present value of projected future gross profits from policies in force at the date of their acquisition. This amount is amortized in proportion to the projected emergence of profits over the estimated lives of the contracts. Interest is accrued on the unamortized balance at the contract rate of 5% for the year ended December 31, 2001.

The value of business acquired is adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss). Value of business acquired was increased by $5.7 million at December 31, 2001 relating to this adjustment.

Estimated future net amortization expense of the value of business acquired as of December 31, 2001 is as follows (in thousands):

2002	$ 19,016
2003	17,497
2004	15,639
2005	13,709
2006	11,632
Thereafter	17,662
Total	$ 95,155

Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the acquisition of the Company. In accordance with SFAS 142, Goodwill will be tested for impairment on an annual basis beginning in 2002.

Intangible Assets

Intangible assets consist of state insurance licenses ($10.1 million) that are not subject to amortization and $2.0 million of product rights that have a weighted-average useful life of 7 years.

Separate Account Assets and Liabilities

The assets and liabilities resulting from variable annuities, variable life policies are segregated in separate accounts. Separate account assets consist principally of investments in mutual funds and fixed maturities and are carried at fair value. Investment income and changes in mutual fund asset values are allocated to the policyholders and, therefore, do not affect the operating results of the Company. The Company earns separate account fees for providing administrative services and bearing the mortality risk related to these contracts. The difference between investment income and interest credited on the institutional accounts was reported as separate account fee income through October 31, 2001. Effective November 1, 2001, the separate institutional accounts were classified as general account assets. Investment income and interest credited were reported as components of net investment income and interest credited, respectively.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

As of December 31, 2001 and 2000, the Company also classified $28.3 million and $45.7 million, respectively, of investments in certain mutual funds sponsored by former affiliates of the Company as separate account assets.

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

The Company files a consolidated federal income tax return with its life insurance subsidiaries, Independence Life and Keyport Benefit. Liberty Advisory Services Corp. ("LASC") and KFSC also file consolidated federal and state income tax returns. The Company and its life insurance subsidiaries will be eligible to file a consolidated return with Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. ("US Holdco") beginning in 2006. US Holdco is a member of the Sun Life Financial Group Insurance Holding Company system and is an indirect subsidiary of Sun Life Assurance Company of Canada.

The Company and its life insurance subsidiaries have a tax-sharing agreement that allocates income taxes to the Company and its subsidiaries as if each entity were to file separate income tax returns. Tax benefits resulting from losses are paid to the extent such losses are utilized in the consolidated income tax return. LASC and KFSC also have a tax-sharing agreement (through October 31, 2001) with the same terms as those outlined above.

Cash Equivalents

Short-term investments having a maturity of three months or less when purchased are classified as cash equivalents.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the 2001 presentation.

3. Accounting Changes

The cumulative effect of accounting changes, net of tax, for the ten-month period ended October 31, 2001 of $60.8 million includes a loss of $54.3 million relating to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133" (collectively hereafter referred to as the "Statement") in the quarter ended March 31, 2001 and a loss of $6.5 million relating to the adoption of Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" in the quarter ended June 30, 2001.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

The Company adopted the Statement on January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset by the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in operations.

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

4. Accounting for Derivatives and Hedging Activities

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

The Company purchases call options and futures on the S&P 500 Index to economically hedge its obligation under the annuity contract to provide returns based upon this index. The call options and futures are non-designated derivatives. In addition, the Company utilizes non-designated total return swap agreements to hedge certain contract obligations.

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. Prior to October 31, 2001, the interest rate swap agreements were designated and qualified as fair value hedges. The ineffective portion of the fair value hedges, net of related effects on deferred policy acquisition costs, resulted in a loss of ($2.6) million for the ten-month period ended October 31, 2001.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedging transactions. This process included linking all fair value hedges to specific assets on the balance sheet. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value and changes in fair value will be reported in operations. The subsequent fair value changes in the hedged asset will no longer be reported in current period operations.

Effective November 1 2001, in conformity with Sun Life accounting policies, the Company discontinued hedge accounting and classified its interest rate swap agreements as non-designated derivatives. The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with the provisions of SFAS 133 was not justified. The increase in the swap values, net of related effects on the value of business acquired, resulted in income of $64.9 million for the two-month period ended December 31, 2001. The change in values of the call options, futures, and the embedded derivative, net of related effects on the value of business acquired, resulted in income of $35.1 million for the two-month period ended December 31, 2001.

Outstanding derivatives, shown in notional amounts along with their carrying value and fair value, are as follows (in thousands):

		Assets /(Liabilities)
	Notional Amounts	Carrying Value	Fair Value
	12/31/2001	12/31/2001	12/31/2001

Interest rate swaps	$2,172,526	$ (71,906)	$ (71,906)
Total return swaps	1,035,438	42,171	42,171
S&P 500 Index call options	-	56,125	56,125

		Assets /(Liabilities)
	Notional Amounts	Carrying Value	Fair Value
	12/31/2000	12/31/2000	12/31/2000

Interest rate swaps	$2,797,750	$ (33,450)	$ (33,450)
Total return swaps	1,031,595	23,936	23,936
S&P 500 Index call options	-	337,712	58,164

The interest rate and total return swap agreements expire in 2002 through 2029. The S&P 500 call options and futures maturities range from 2002 to 2008.

At December 31, 2001 and 2000, the Company had approximately $92.5 million and $111.1 million, respectively, of unamortized premium in call option contracts.

Fair values for swap and cap agreements are based on current settlement values. The current settlement values are based on quoted market prices and brokerage quotes, which utilize pricing models or formulas using current assumptions. Fair values for call options and futures contracts are based on quoted market prices.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

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

5. Investments

Fixed Maturities

The amortized cost, gross unrealized gains and losses, and fair value of fixed-maturity securities are as follows (in thousands):

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	$ 228,136	$ 18	$ (3,795)	$ 224,359
Other U.S. Government securities	6,276	-	(377)	5,899
Mortgage-backed securities of U.S.
government corporations and
agencies	965,478	3,351	(12,803)	956,026
Debt securities issued by foreign
governments	27,586	4,134	(402)	31,318
Corporate securities	6,518,474	92,030	(79,776)	6,530,728
Other mortgage-backed securities	2,542,605	5,588	(52,851)	2,495,342
Asset-backed securities	1,490,306	19,463	(22,317)	1,487,452
Senior secured loans	280,770	2,477	(14,700)	268,547

Total fixed maturities	$ 12,059,631	$ 127,061	$ (187,021)	$ 11,999,671

December 31, 2000	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	$ 40,243	$ 1,711	$ (111)	$ 41,843
Mortgage-backed securities of U.S.
government corporations and
agencies	893,123	16,219	(5,401)	903,941
Debt securities issued by foreign
governments	102,180	632	(265)	102,547
Corporate securities	5,597,632	88,876	(215,877)	5,470,631
Other mortgage-backed securities	2,403,173	74,566	(17,698)	2,460,041
Asset-backed securities	1,683,361	20,716	(21,753)	1,682,324
Senior secured loans	8,807	-	(1,846)	6,961

Total fixed maturities	$10,728,519	$202,720	$(262,951)	$10,668,288

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

5. Investments (continued)

At December 31, 2001 and 2000, gross unrealized gains on equity securities and investments in separate accounts aggregated $4.7 million and $13.4 million, respectively. Gross unrealized losses aggregated to $7.9 million at December 31, 2000.

The change in net unrealized investment gains (losses) on securities included in accumulated other comprehensive income (loss) for the ten-month period ended October 31, 2001 and for the years ended December 31, 2000 and 1999 include: gross unrealized gains (losses) on securities of $415.5 million, $213.4 million, and $(473.9) million, respectively, reclassification adjustments for realized investment losses into net income of $29.3 million, $45.9 million, and $53.5 million, respectively, and adjustments to deferred policy acquisition costs of $(343.3) million, $(192.3) million, and $302.0 million, respectively. The above amounts are shown before income tax expense (benefit) of $16.4 million, $(67.3) million, and $68.5 million, respectively. The income tax (benefit) expense recorded in other comprehensive income includes a change in the valuation allowance of $(9.7) million, $(90.7) million, and $109.9 million, respectively, related to unrealized capital losses on available for sale securities for the ten-month period ended October 31, 2001 and for the years ended December 31, 2000 and 1999, respectively.

The change in net unrealized investment gains (losses) on securities included in accumulated other comprehensive income (loss) for the two-month period ended December 31, 2001 include: gross unrealized (losses) on securities of $(52.4) million, reclassification adjustments for realized investment gains into net income of $(2.8) million, and adjustments to value of business acquired and deferred acquisition costs of $5.7 million and $0.6 million, respectively. The above amounts are shown before the income tax benefit of $17.1 million.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholder's equity at December 31, 2001. At December 31, 2001, the Company did not have a material concentration of financial instruments in a single investee, industry or geographic location.

At December 31, 2001, $1.2 billion of fixed maturities were below investment grade.

Contractual Maturities

The amortized cost and fair value of fixed maturities by contractual maturity as of December 31, 2001 are as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$ 392,782	$ 393,827
Due after one year through five years	2,867,449	2,856,646
Due after five years through ten years	2,961,223	2,954,897
Due after ten years	839,788	855,481
	7,061,242	7,060,851
Mortgage and asset-backed securities	4,998,389	4,938,820
	$ 12,059,631	$ 11,999,671

Actual maturities may differ because borrowers may have the right to call or prepay obligations.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

5. Investments (continued)

Net Investment Income

Net investment income is summarized as follows (in thousands):

	2 months ended	10 months ended	Year Ended December 31,
	12/31/2001	10/31/2001	2000	1999

Fixed maturities	$ 141,185	$ 678,035	$807,884	$814,701
Mortgage loans and other invested assets	110	34,273	85,717	28,364
Policy loans	5,752	30,701	36,985	36,306
Equity securities	797	9,651	276	1,513
Cash and cash equivalents	377	917	27,368	20,822
Gross investment income	148,221	753,577	958,230	901,706
Investment expenses	(3,303)	(17,936)	(21,014)	(19,300)
Amortization of options and interest rate caps	-	-	(80,408)	(77,190)

Net investment income	$ 144,918	$ 735,641	$856,808	$805,216

As of December 31, 2001 and 2000, the carrying value of non-income-producing fixed-maturity investments was $81.8 million and $24.4 million, respectively.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) are summarized as follows (in thousands):

	2 months ended	10 months ended	Year Ended December 31,
	12/31/2001	10/31/2001	2000	1999
Fixed maturities available for sale:
Gross gains	$ 12,509	$ 19,374	$ 35,430	$ 48,066
Gross losses	(9,716)	(7,510)	(70,474)	(79,825)
Other than temporary declines in value	-	(42,800)	(16,731)	(18,276)
	2,793	(30,936)	(51,775)	(50,035)

Equity securities	-	1,665	-	-
Investments in separate accounts	-	-	4,386	-
Other invested assets	-	-	1,497	(3,457)

Gross realized investment gains (losses)	2,793	(29,271)	(45,892)	(53,492)

Amortization adjustments of deferred policy
acquisition costs and value of business acquired	(339)	6,481	10,096	11,982

Net realized investment gains (losses)	$ 2,454	$ (22,790)	$(35,796)	$(41,510)

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

6. Income Taxes

Income tax expense (benefit) is summarized as follows (in thousands):

	2 months ended	10 months ended	Year ended December 31,
	12/31/2001	10/31/2001	2000	1999

Current	$ (1,859)	$ 89,493	$ 96,219	$(10,310)
Deferred	48,692	(53,128)	(29,667)	56,287
Valuation allowance	-	(9,730)	(9,424)	-
	$46,833	$ 26,635	$ 57,128	$ 45,977

A reconciliation of income tax expense, with the expected federal income tax expense computed at the applicable federal income tax rate of 35%, is as follows (in thousands):

	2 months ended	10 months ended	Year ended December 31,
	12/31/2001	10/31/2001	2000	1999

Expected income tax expense	$46,833	$36,483	$69,899	$49,223
Increase (decrease) in income taxes resulting from:
Nontaxable investment income	(195)	(1,002)	(2,704)	(2,111)
Amortization of goodwill	-	366	440	440
Change in valuation allowance	-	(9,730)	(9,424)	-
Other, net	195	518	(1,083)	(1,575)
Income tax expense	$46,833	$26,635	$57,128	$45,977

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

6. Income Taxes (continued)

The components of deferred income taxes are as follows (in thousands):

	December 31,
	2001	2000
Deferred income tax assets:
Deferred policy acquisition costs	$105,444	$ -
Policy liabilities	62,311	65,635
Guaranty fund expense	1,557	2,346
Excess of book over tax basis of investments	3,653
Net operating loss carryforwards	-	1,108
Deferred fees	-	2,433
Net unrealized capital losses	17,108	19,155
	190,073	90,677
Valuation allowance	-	(9,730)
Total deferred income tax assets	190,073	80,947

Deferred income tax liabilities:
Deferred policy acquisition costs	-	(160,089)
Excess of book over tax basis of investments	-	(72,861)
Separate account assets	-	(2,476)
Other	(4,218)	(7,136)
Total deferred tax liabilities	(4,218)	(242,562)
Net deferred income tax asset (liability)	$185,855	$(161,615)

Income taxes paid were $64.0 million for the ten-month period ended October 31, 2001 and $51.5 million in 2000. In 1999, a tax refund of $7.5 million was received.

As part of the Stock Purchase Agreement between Sun Life Financial and Liberty Financial, Liberty Financial is obligated to reimburse the Company for any federal, state or local taxes arising from certain tax elections under Section 338(h) of the Internal Revenue Code of 1986. Liberty Financial has given notice to the Company of certain objections it has with the calculation of these taxes. The amount in dispute is approximately $37 million. Under the agreement, if Sun Life Financial and Liberty Financial cannot agree on the amount of taxes due, the matter shall be submitted for arbitration. It is not yet possible to know whether arbitration will be necessary. The Company currently assumes the entire amount will be recoverable from Liberty Financial.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

7. Retirement Plans

Prior to the acquisition by Sun Life of Canada (U.S.) Holdings, Inc., the Company's employees and certain employees of Liberty Financial were eligible to participate in the Liberty Financial Companies, Inc. Pension Plan (the "Plan"). It was the Company's practice to fund amounts for the Plan sufficient to meet the minimum requirements of the Employee Retirement Income Security Act of 1974. Additional amounts were contributed from time to time when deemed appropriate by the Company. Under the Plan, all employees were vested after five years of service. Benefits were based on years of service, the employee's average pay for the highest five consecutive years during the last ten years of employment and the employee's estimated social security retirement benefit. The Company also had an unfunded nonqualified Supplemental Pension Plan ("Supplemental Plan") collectively with the Plan (the "Plans") to replace benefits lost due to limits imposed on Plan benefits under the Internal Revenue Code. Plan assets consisted principally of investments in certain mutual funds sponsored by an affiliated company.

Pension cost related to the Plans is as follows (in thousands):

	10 months ended	Year Ended December 31,
	10/31/2001	2000	1999
Pension cost consists of:
Service cost benefits earned during the period	$ 706	$ 734	$1,017
Interest cost on projected benefit obligation	1,046	1,184	1,065
Expected return on Plan assets	(719)	(829)	(724)
Net amortization and deferred amounts	11	18	143

Total net periodic pension cost	$ 1,044	$1,107	$1,501

The assumptions used to develop the accrued pension obligation and pension cost are as follows:

	2001	2000	1999

Discount rate	7.75%	7.75%	7.75%
Rate of increase in compensation level	4.50	4.50	4.50
Expected long-term rate of return on assets	9.00	9.00	9.00

The Company provides various other funded and unfunded defined contribution plans, which include savings and investment plans and supplemental savings plans (under Liberty Financial through October 31, 2001 and Sun Life thereafter). Expenses related to these defined contribution plans totaled $0.8 million for the 10 month period ended October 31, 2001, and $0.9 million and $0.9 million for the years ended December 31, 2000 and 1999, respectively.

As a result of the acquisition of the Company by Sun Life of Canada (U.S.) Holdings, Inc., the Liberty Financial Pension Plan was terminated effective November 1, 2001. The employees of the Company will be eligible to participate in a plan sponsored by Sun Life when they achieve 1,000 hours of service. The gain or loss on the termination of the Plan does not have any effect on the Company's financial statements as Liberty Financial is responsible for such gain or loss.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

8. Fair Value of Financial Instruments

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

Other invested assets: The carrying value of private equity limited partnerships and all other assets classified as other invested assets in the accompanying consolidated balance sheet approximate their fair value. Fair values for call options are based on market prices quoted by the counterparty to the respective call option contract. Call options were carried at unamortized premium plus intrinsic value at December 31, 2000 and 1999, respectively.

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

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

8. Fair Value of Financial Instruments (continued)

The fair values and carrying values of the Company's financial instruments are as follows (in thousands):

	December 31,		December 31,
	2001		2000
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed-maturity securities	$ 11,999,671	$ 11,999,671	$ 10,668,288	$ 10,668,288
Equity securities	39,658	39,658	76,427	76,427
Mortgage loans	6,871	7,645	9,433	10,496
Policy loans	635,938	635,938	620,824	620,824
Other invested assets	521,259	521,259	783,043	808,495
Cash and cash equivalents	2,108,083	2,108,083	1,728,279	1,728,279
Separate accounts	2,560,831	2,560,831	4,212,488	4,212,488
Liabilities:
Policy liabilities	13,627,126	13,186,518	11,968,489	11,476,275
Separate accounts	2,532,557	2,532,557	4,166,787	4,166,787

9. Quarterly Financial Data (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations (in thousands):

				2001 periods
	2001 Quarters			Month ended	2 Months ended
	March 31	June 30	September 30	October 31	December 31

Net investment income, including
distributions from private equity
limited partnerships	$ 234,919	$ 235,766	$ 195,391	$ 69,565	$ 144,918
Interest credited to policyholders	148,494	153,361	148,099	48,714	107,315
Investment spread	86,425	82,405	47,292	20,851	37,603
Net realized investment (losses)/
gains	(14,372)	(3,421)	(14,021)	9,024	2,454
Net derivative income (losses)	(3,823)	8,526	(6,537)	2,280	99,972
Net change in unrealized and
undistributed gains (losses) in
private equity limited
partnerships	2,656	(17,261)	(2,483)	-	-
Fee income	18,448	19,850	17,795	7,736	10,953
Pretax income (loss) before
cumulative effect of accounting
changes	38,179	41,964	(977)	25,071	133,809
Net (loss) income	(23,877)	21,241	1,469	17,922	86,976

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

9. Quarterly Financial Data (Unaudited) (continued)

		2000 Quarters
	March 31	June 30	September 30	December 31

Net investment income, including
distributions from private equity
limited partnerships	$ 204,724	$ 215,224	$ 212,896	$ 223,964
Interest credited to policyholders	127,289	133,226	135,758	143,370
Investment spread	77,435	81,998	77,138	80,594
Net realized investment losses	(7,708)	(9,570)	(12,358)	(6,160)
Net change in unrealized and
undistributed gains in private
equity limited partnerships	14,983	7,462	5,895	3,264
Fee income	18,162	19,433	20,816	21,247
Pretax income	58,397	49,105	46,371	45,840
Net income	38,150	32,524	36,614	35,297

In 2000, the Company restated its first and second quarter results of operations and related unaudited quarterly financial statements to reflect the after-tax net change in unrealized and undistributed gains in private equity limited partnerships. The net increase in net income resulting from such changes was $9.7 million for the quarter ended March 31, 2000 and $4.9 million for the quarter ended June 30, 2000.

10. Statutory Information

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

	Year ended December 31,
	2001	2000	1999

Statutory surplus and capital	$ 571,051	$ 805,235	$ 877,821
Statutory net (loss) income	(136,238)	(5,877)	116,289

Effective January 1, 2001, the State of Rhode Island required that insurance companies domiciled in the State of Rhode Island prepare their statutory basis financial statements in accordance with the NAIC Accounting Practices and Procedures manual, version effective January 1, 2001, subject to any deviations prescribed or permitted by the Commissioner of Insurance of the State of Rhode Island.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

10. Statutory Information (continued)

Accounting changes adopted to conform to the provisions of the NAIC Accounting Practices and Procedures manual, version effective January 1, 2001, are reported as changes in accounting principles for statutory purposes. As a result of these changes, the Company reported an adjustment on a statutory basis that decreased unassigned surplus by $17.4 million as of January 1, 2001, which was primarily due to deferred tax assets and liabilities established as of that date.

The Company's ability to pay dividends is subject to certain restrictions. Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to its parent, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. The Company paid $.1 million, $10.0 million, and $30.0 million in dividends to Liberty Financial in 2001, 2000 and 1999, respectively. In connection with the Sun Life acquisition, the Company will not be allowed to make any dividend payments for a period of 18 months without the prior approval of the Rhode Island Insurance Department. Subsequent to the 18 month period, the amounts of dividends that the Company will be able to pay will be based upon current Rhode Island insurance law.

11. Transactions with Affiliated Companies

The Company reimbursed Liberty Financial and certain affiliates for expenses incurred on its behalf for the ten-month period ended October 31, 2001 and the years ended December 31, 2000 and 1999. These reimbursements included corporate, general and administrative expenses, corporate overhead, such as executive and legal support, and investment management services. The total amounts reimbursed were $6.1 million, $7.5 million, and $7.7 million for the ten-month period ended October 31, 2001 and the years ended December 31, 2000 and 1999, respectively. In addition, certain affiliated companies distribute the Company's products and were paid $47.1 million, $39.4 million, and $18.3 million by the Company for the ten-month period ended October 31, 2001 and the years ended December 31, 2000, and 1999, respectively.

There were no material related party transactions during the two months ended December 31, 2001.

12. Commitments and Contingencies

Leases

The Company leases data processing equipment, furniture and certain office facilities from others under operating leases expiring in various years through 2008. Rental expense amounted to $7.1 million, $6.5 million, and $5.8 million for the ten-month period ended October 31, 2001 and for the years ended December 31, 2000 and 1999, respectively. The following are the minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year at December 31, 2001 (in thousands):

2002	$ 4,637
2003	4,648
2004	4,692
2005	4,735
2006	4,801
Thereafter	5,562
$ 29,075

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

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

Investments

The Company has extended commitments to fund additional investments in private equity limited partnerships of $200.7 million.

13. Summary of Material Differences Between Accounting Principles Generally Accepted in the United States and in Canada

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). These accounting principles differ in certain material respects from accounting principles generally accepted in Canada (Cdn GAAP), including the requirements of the Office of the Superintendent of Financial Institutions Canada. The differing basis of accounting primarily changes the incidence of profit recognition over the life of an insurance contract and certain investment valuation and income recognition practices. Regardless of the accounting basis chosen, the total profit of an insurance contract will not change.

Effective after the close of business on October 31, 2001, the Company was acquired by Sun Life of Canada (U.S.) Holdings, Inc., a holding company within the Sun Life Financial holding company system. The financial statement impact of differences in accounting principles between U.S. GAAP and Cdn GAAP as of December 31, 2001 and for the two-months ended December 31, 2001, as well as a description of the material differences, follow (in thousands).

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

A) Reconciliation of selected U.S. GAAP financial statement information to Cdn. GAAP:

i) Consolidated Statements of Income:

(Amounts in US $)	Two month period ended December 31, 2001
	U.S. GAAP	Cdn. GAAP
REVENUE
Premiums	$ -	$ 453,393
Net investment income	37,603	145,018
Derivative (loss) gain	99,972	11,309
Net realized losses	2,454
Fee income	10,953	11,467
	150,982	621,187

POLICY BENEFITS AND EXPENSES
Payments to policyholders,
beneficiaries and depositors	1,128	391,770
Increase in actuarial liabilities	-	142,352
Net transfer to segregated funds	-	20,501
Acquisition expense amortization	1,439	-
Amortization of value of business acquired	3,828	-
Other expenses	10,778	40,406
	17,173	595,029

Operating income before income taxes	133,809	26,158
Income taxes	46,833	9,155

Net operating income	$ 86,976	$ 17,003

ii) Comprehensive Income (Loss):

U.S. GAAP includes the concept of comprehensive income (loss). Comprehensive income (loss) is a measure of changes in the equity of the Company during the year and includes both net income (loss) and the unrealized gains and losses on available for sale securities. Additionally, other comprehensive income (loss) includes changes to deferred policy acquisition costs ("DAC") and the income tax impact arising from the unrealized gains and losses of available for sale securities.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

13. Summary of Material Differences Between Accounting Principles Generally Accepted in the United States and in Canada (continued)

iii) Consolidated Balance Sheets:

	December 31, 2001
	U.S. GAAP	Cdn. GAAP
ASSETS
Fixed maturities	$ 11,999,671	$ 12,059,628
Common stocks	39,658	33,949
Mortgage loans	6,871	6,871
Policy loans	635,938	635,938
Other invested assets	521,259	590,610
Cash and short-term investments*	2,108,093	955,232
Invested assets	15,311,490	14,282,228

Accrued investment income	183,576	183,576
Deferred income taxes***	185,855	405,529
Deferred policy acquisition costs	28,299	-
Value of business acquired	95,155	-
Goodwill	714,755	1,194,356
Intangible assets	12,100	12,100
Receivable for investments sold	21,797	21,797
Federal income tax recoverable	1,622	-
Other assets	28,330	54,603
Separate account assets**	2,560,831	-
Total assets	$ 19,143,810	$ 16,154,189

Segregated fund net assets	$ -	$ 2,532,558

LIABILITIES AND CAPITAL AND SURPLUS
Reserves for future policy benefits	$ 13,627,126	$ 14,356,602
Payable for investments purchased and loaned	1,165,609	12,748
Deferred net realized gains	-	2,493
Federal income taxes payable	-	2,449
Other liabilities	56,837	56,417
Separate account liabilities**	2,532,557	-
Total liabilities	17,382,129	14,430,709

Stockholder's equity	1,761,681	1,723,480

Total liabilities and stockholder's equity	$ 19,143,810	$ 16,154,189

Segregated fund contract liabilities	$ -	$ 2,532,557

* Cdn. GAAP terminology is short-term securities.

** Cdn. GAAP terminology is segregated fund net assets and segregated fund contract liabilities.

*** Cdn. GAAP terminology is future income tax asset/liability.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

13. Summary of Material Differences Between Accounting Principles Generally Accepted in the United States and in Canada (continued)

iv) Consolidated Statements of Stockholder's Equity:
	Two month period ended December 31, 2001
	U.S. GAAP	Cdn. GAAP

Common stock
Balance, beginning of period	$ 3,015	$ 3,015
Activity	-	-
Balance, end of period	3,015	3,015

Paid in capital
Balance, beginning of period	1,703,462	1,703,462
Activity	-	-
Balance, end of period	1,703,462	1,703,462

Retained earnings
Balance, beginning of period	-	-
Net income	86,976	17,003
Balance, end of period	86,976	17,003

Accumulated other comprehensive (loss) income
Balance, beginning of period	-	-
Changes for the period	(31,772)	-
Balance, end of period	(31,772)	-

Total stockholder's equity	$1,761,681	$1,723,480

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

13. Summary of Material Differences Between Accounting Principles Generally Accepted in the United States and in Canada (continued)

v) Effect of material differences between U.S. GAAP and Cdn. GAAP net income (loss):

For the material differences between U.S. GAAP and Cdn. GAAP net income (loss) listed below, please refer to the following section for a description of the differences in accounting policies.

Two month period ended December 31, 2001

Net income in accordance with U.S. GAAP	$ 86,976
Adjustments related to:
Investments:
Fixed maturities	(2,355)
Common stocks	-
Derivative instruments	(88,663)
Limited partnerships	-
Other invested assets	-
Total investments	(91,018)
Deferred acquisition costs:
Deferred acquisition costs	(29,738)
Deferred acquisition costs - amortization and interest	1,439
Total deferred acquisition costs	(28,299)
Value of business acquired:
Value of business acquired - amortization and interest	3,828
Total value of business acquired	3,828
Actuarial liabilities & other policyholder revenues and expenses:
Premium and fees revenue	453,907
Payments to policyholders, beneficiaries and depositors	(283,216)
Actuarial liabilities	(142,352)
Net transfer to segregated funds	(20,501)
Total actuarial liabilities & other policyholder revenues and expenses	7,838

Income tax effect of above adjustments	(37,678)
Net income in accordance with Cdn. GAAP	$ 17,003

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

13. Summary of Material Differences Between Accounting Principles Generally Accepted in the United States and in Canada (continued)

B) The following describes the material accounting policy differences between U.S. GAAP and Cdn. GAAP applicable to the Company:

For a complete description of U.S. GAAP accounting and actuarial policies, please refer to Note 2.

i) Fixed Maturities: Under U.S. GAAP, fixed maturities are carried at fair value. The fixed maturities are classified as available for sale and after tax unrealized gains and losses (net of adjustments to DAC) are reported as a separate component of accumulated other comprehensive income. Realized investment gains and losses are calculated on a first-in, first-out basis, net of adjustments for DAC amortization. Under Cdn. GAAP, bonds are carried at amortized cost. Realized gains and losses are deferred and amortized to income using the constant yield method over the remaining period to maturity. Deferred realized gains (losses), net, on bonds at December 31, 2001 are $2,493.

ii) Stocks: Under U.S. GAAP, common stocks are carried at fair value. Common stocks are classified as available for sale and after tax unrealized gains and losses (net of adjustments to DAC) are reported as a separate component of accumulated other comprehensive income (loss). Realized investment gains and losses are calculated on a first-in, first-out basis, net of adjustments for DAC amortization. Under Cdn. GAAP, stocks are originally recorded at cost. The carrying value is adjusted annually by 15% of the difference between market value and previously adjusted carrying value. Realized gains and losses are deferred and amortized into income at the rate of 15% per year. There were no material deferred realized gains and (losses), net, on stocks at December 31, 2001.

iii) Limited Partnerships: Under U.S. GAAP, limited partnerships, which are included in other invested assets, are accounted for on either the cost method or the equity method. The equity method of accounting is used for all partnerships in which the Company has an ownership in excess of 3%. Under Cdn. GAAP, accounting for limited partnerships follows the accounting practices for the underlying investments in the partnerships. The Company invests in partnerships with underlying stock investments and therefore accounts for partnership investments on a method consistent with the accounting for stocks. There were no deferred realized gains and (losses), net, on limited partnerships at December 31, 2001.

iv) Derivatives: The Company uses interest rate swaps, total return swaps, cap agreements and call options to hedge its obligations to provide returns to its policyholders. Under U.S. GAAP, the Company has adopted and implemented Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset by the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in operations.

Under Cdn. GAAP, all the Company's derivatives are eligible for hedge accounting. Realized gains and losses are treated in a manner consistent with realized gains and losses of the underlying hedged assets or liabilities. The reporting basis does not affect the economic viability of any hedges.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

13. Summary of Material Differences Between Accounting Principles Generally Accepted in the United States and in Canada (continued)

v) Deferred policy acquisition costs: DAC relates to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such acquisition costs include commissions, costs of policy issuance, and underwriting and selling expenses. Under U.S. GAAP, these costs are deferred and amortized in relation to the present value of estimated gross profits from mortality; investment spread and expense margins over the estimated lives of the contracts. DAC is adjusted for amounts relating to unrealized gains and losses on available for sale fixed-maturity securities. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income. Under Cdn. GAAP, costs of acquiring new insurance and annuity business are implicitly recognized in actuarial liabilities. The effect is to recognize these expenses over the premium paying period.

vi) Future income tax asset and liability: Under both U.S. and Cdn. GAAP, the Company provides for future income taxes on temporary differences between book and tax assets and liabilities. Differences between U.S. GAAP and Cdn. GAAP arise from differing accounting policies for assets and liabilities, the presentation of a valuation allowance in U.S. GAAP for future tax assets and differences in the recognition of tax rate changes. Differences are as follows:

	2001
	Future income tax asset		Future income tax liability
	U.S. GAAP	Cdn GAAP	U.S. GAAP	Cdn GAAP

Investments	$ 20,761	$ -	$ -	$ 38,923
Actuarial liabilities	62,311	311,226	-	-
Deferred acquisition costs	105,444	105,444	-	-
Other	1,557	27,782	4,218	-
Total	$ 190,073	$ 444,452	$ 4,218	$ 38,923

vii) Actuarial liabilities and contract holder deposits: Under U.S. GAAP, actuarial liabilities consists of deposits received plus interest, less accumulated policyholder charges, assessments and withdrawals related to deferred annuities and single-premium whole life policies. Policy benefits that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Under Cdn. GAAP, actuarial liabilities are calculated in accordance with generally accepted actuarial practice. This method uses the best estimate assumptions for future experience factors adjusted to provide modest margins for adverse deviation in each experience factor.

viii) Deferred net realized gains: Under U.S. GAAP, realized investment gains and losses are calculated on a first-in, first-out basis, net of adjustments for DAC amortization. Cdn. GAAP defers and amortizes realized gains and losses on sales of invested assets.

ix) Premium revenue, fee income, maturities, and surrenders, and interest on claims and deposits: Under U.S. GAAP, amounts received for fixed and variable annuities and single-premium whole life policies, including mortality charges, surrender charges, policy fees and contract fees, are recognized when earned. Fees from investment advisory services are recognized as revenues when services are provided. Under Cdn. GAAP, premiums for universal life and other investment type contracts are recorded as revenue, and a liability for future policy benefits is established as a charge to income. Interest accrued on contracts is shown as an increase in actuarial liabilities.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

13. Summary of Material Differences Between Accounting Principles Generally Accepted in the United States and in Canada (continued)

x) Segregated funds: Under U.S. GAAP, the assets and liabilities resulting from variable annuities and variable life policies are segregated in separate accounts; any excess of the separate account assets over separate account liabilities represents the Company's investment in certain segregated funds sponsored by affiliates of the Company and the Company's separate account liabilities to policyholders are carried at an amount equal to the accumulated separate account assets attributable to policyholders. Under Cdn. GAAP, assets and liabilities of segregated funds are shown separately from general assets and liabilities of the Company. The Company's investment in segregated funds is included in other invested assets, and the Company's segregated fund liabilities to policyholders are measured at surrender value.

C) Statement of Cash Flows: Under U.S. GAAP, deposits, maturities, and withdrawals are reflected as financing activities. Under Cdn. GAAP, deposits, maturities and withdrawals related to investment-type contracts are included in operating activities; these cash flow items are as follows:

2001
Deposits and withdrawals reclassified to operating activities:
Deposits to policyholders' accounts	$ 453,393
Withdrawals from policyholders' accounts	(412,271)

Schedule I

KEYPORT LIFE INSURANCE COMPANY

SUMMARY OF INVESTMENTS

(in thousands)
	December 31, 2001
			Balance
	Amortized		Sheet
Type of investment	Cost	Fair Value	Amount
Fixed maturities:
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$ 234,412	$ 230,258	$ 230,258
Foreign governments	27,586	31,318	31,318
Corporate and other securities	6,799,244	6,799,275	6,799,275
Mortgage backed and asset-backed securities	4,998,389	4,938,820	4,938,820
Total fixed maturities	12,059,631	11,999,671	11,999,671
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	36,859	39,658	39,658
Mortgage loans on real estate	6,871	7,645	6,871
Policy loans	635,938	635,938	635,938
Other long term investments	521,259	521,259	521,259

Total investments	$13,260,558	$13,204,171	$13,203,397

S-1

Schedule III

KEYPORT LIFE INSURANCE COMPANY

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
	Deferred policy acquisition costs and VOBA*	Policyholder account balances and future policy benefits	Unearned premiums	Policy contract claims and other policyholders' funds	Insurance revenues	Net investment income	Interest credited to policyholders and policy benefits and claims	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
December 31, 2001*
Interest sensitive products	$123,454	$13,472,023	NA	$155,103

December 31, 2000
Interest sensitive products	$547,901	$11,845,857	NA	$122,632	$67,784	$856,808	$544,641	$116,123	$71,798	NA

December 31, 1999
Interest sensitive products	$739,194	$12,040,017	NA	$69,611	$51,215	$805,216	$530,177	$97,359	$55,680	NA

See table below for income statement information pertaining to the year ended December 31, 2001.

Column A	Column F	Column G	Column H	Column I	Column J	Column K
	Insurance revenues	Net investment income	Interest credited to policyholders and policy benefits and claims	Amortization of deferred policy acquisition costs and VOBA*	Other operating expenses	Premiums written
Two-Months Ended December 31, 2001
Interest sensitive products	$9,873	$144,918	$108,443	$5,261	$10,778	NA

Ten-Months Ended October 31, 2000
Interest sensitive products	$58,114	$735,641	$503,537	$95,507	$55,710	NA

*Value of Business Acquired

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Keyport Life Insurance Company, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Keyport Life Insurance Company (Registrant)

By:	/s/ James McNulty, III
James McNulty, III
PRESIDENT

Date:	April 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.
/s/ James McNulty, III
President and Director

James McNulty, III
(Principal Executive Officer)

April 1, 2002

/s/ Davey S. Scoon
Vice President, Finance and

Davey S. Scoon
  Treasurer (Principal Financial &

   Accounting Officer)

April 1, 2002

/s/ James C. Baillie
Director

James C. Baillie
April 1, 2002

/s/ David D. Horn
Director

David D. Horn
April 1, 2002

/s/ Angus A. MacNaughton
Director

Angus A. MacNaughton
April 1, 2002

/s/ C. James Prieur
Director

C. James Prieur
April 1, 2002

/s/ S. Caesar Raboy
Director

S. Caesar Raboy
April 1, 2002

/s/ Donald A. Stewart
Director

Donald A. Stewart
April 1, 2002

/s/ William W. Stinson
Director

William W. Stinson
April 1, 2002

Exhibit Index

Exhibit
Number	Description	Page

3 (i)

Amended and Restated Articles of Incorporation -- Incorporated by Reference to Post-Effective Amendment No. 37 to the Registration Statement on Form N-4, filed on or about February 26, 2002 (File No. 333-01043; 811-07543)

3 (ii)

Amended and Restated By-laws -- Incorporated by Reference to Post-Effective Amendment No. 37 to the Registration Statement on Form N-4, filed on or about February 26, 2002 (File No. 333-01043; 811-07543)

10.1	Coinsurance Agreement by and between Fidelity and Guaranty Life Insurance Company and Keyport Life Insurance Company -- Incorporated by reference to Form 10-K filed on or about March 31, 1997

10.2	Reinsurance Agreement between Keyport Life Insurance Company and RGA Reinsurance Company -- Incorporated by reference to Form 10-K filed on or about March 30,2001

21	Subsidiaries of the Company	70

23 (a)	Consent of Independent Auditors	71

24	Powers of Attorney are incorporated by reference to Post-Effective Amendment No. 37 to the Registration Statement on Form N-4, filed on or about February 26, 2002 (File No. 333-01043; 811-07543)