Form 10-Q
period 2002-03-31
KEYPORT LIFE INSURANCE CO
filed 2002-05-15
CIK 877494

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                    March 31, 2002

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                     to

Commission file numbers 33-3630, 333-1783 and 333-13609

KEYPORT LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

                   Rhode Island                                                          05-0302931

(State of other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

         One Sun Life Executive Park, Wellesley Hills, Massachusetts                        02481

    (Address of principal executive offices)                                                (Zip Code)

                        (781) 237-6030

(Registrant's telephone number, including area code)

                        125 High Street, Boston, Massachusetts 02110-2712

(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X] Yes   [  ] No

    There were 2,412,000 shares of the registrant's Common Stock, $1.25 par value, outstanding as of May 15, 2002.

Page 1 of 24


KEYPORT LIFE INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2002

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3

	Consolidated Statements of Operations for the Three Months
	Ended March 31, 2002 and 2001	4

	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6-9

Item 2.	Management's Discussion and Analysis of Results of Operations and
	Financial Condition	10-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20-22

Part II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	23

Signatures		24


KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands)
	March 31,	December 31,
ASSETS	2002	2001
	(Unaudited)
Cash and investments:
Fixed maturities available for sale (amortized cost: 2002 - $12,694,573
2001 - $12,059,631)	$ 12,527,682	$ 11,999,671
Equity securities (cost: 2002 - $35,941; 2001 - $36,859)	38,740	39,658
Mortgage loans	11,064	6,871
Policy loans	637,294	635,938
Other invested assets	562,801	521,259
Cash and cash equivalents	2,017,145	2,108,093
Total cash and investments	15,794,726	15,311,490

Accrued investment income	194,452	183,576
Deferred policy acquisition costs	79,369	28,299
Value of business acquired	99,132	95,155
Goodwill	714,755	714,755
Income taxes recoverable	35,425	1,622
Deferred income tax asset	210,961	185,855
Intangible assets	12,100	12,100
Receivable for investments sold	53,027	21,797
Other assets	27,136	28,330
Separate account assets	2,551,239	2,560,831

Total assets	$ 19,772,322	$ 19,143,810

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Policy liabilities	$ 13,907,979	$ 13,627,126
Payable for investments purchased and loaned	1,462,616	1,165,609
Other liabilities	163,994	56,837
Separate account liabilities	2,522,570	2,532,557
Total liabilities	18,057,159	17,382,129

Stockholder's equity:
Common stock, $1.25 par value; authorized 2,500 shares;
issued and outstanding 2,412 shares	3,015	3,015
Additional paid-in capital	1,703,462	1,703,462
Retained earnings	118,499	86,976
Accumulated other comprehensive loss	(109,813)	(31,772)
Total stockholder's equity	1,715,163	1,761,681

Total liabilities and stockholder's equity	$ 19,772,322	$ 19,143,810


KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

Unaudited

	Three Months Ended
	March 31,
	2002	2001

Revenues:
Net investment income	$ 209,515	$ 226,019
Interest credited to policyholders	142,734	148,494
Investment spread	66,781	77,525
Net realized investment gains (losses)	7,428	(14,372)
Net derivative gains (losses)	9,941	(3,823)
Equity income of private limited partnerships	(21,247)	11,556
Fee income:
Surrender charges	2,411	3,743
Separate account income	11,299	12,841
Management fees	1,615	1,864
Total fee income	15,325	18,448

Expenses:
Policy benefits	2,285	1,221
Operating expenses	17,462	16,888
Amortization of deferred policy acquisition costs	2,004	32,732
Amortization of value of business acquired	7,909	-
Amortization of intangible assets	71	314
Total expenses	29,731	51,155

Income before income taxes and cumulative
effect of accounting change	48,497	38,179
Income tax expense	16,974	7,781

Income before cumulative effect of
accounting change	31,523	30,398
Cumulative effect of accounting change, net of tax	-	(54,275)

Net income (loss)	$ 31,523	$ (23,877)


KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Three Months Ended
	March 31,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$ 31,523	$ (23,877)
Cumulative effect of accounting change	-	54,275
Non-cash derivative activity	(21,875)	-
Adjustments to reconcile net income to net cash
provided by operating activities:
Interest credited to policyholders	142,734	148,494
Net realized investment (gains) losses	(7,428)	14,372
Equity income of private equity limited partnerships	21,247	(11,556)
Net amortization (accretion) on investments	7,188	(4,399)
Amortization of value of business acquired	7,909	-
Change in deferred policy acquisition costs	(48,394)	(17,347)
Change in current and deferred
income taxes	(16,829)	1,111
Net change in other assets and liabilities	255,800	(20,726)
Net cash provided by operating activities	371,875	140,347

Cash flows from investing activities:
Investments purchased - available for sale	(3,373,341)	(1,150,319)
Investments sold or matured - available for sale	2,639,121	1,083,623
Increase in policy loans	(1,356)	(2,334)
(Increase) decrease in mortgage loans	(4,193)	541
Other invested assets sold, net	18,119	216,042
Net cash (used in) provided by investing activities	(721,650)	147,553

Cash flows from financing activities:
Withdrawals from policyholder accounts	(548,397)	(642,127)
Deposits to policyholder accounts	709,181	388,883
Increase (decrease) in securities lending	98,043	(20,593)
Net cash provided by (used in) financing activities	258,827	(273,837)

Change in cash and cash equivalents	(90,948)	14,063
Cash and cash equivalents at beginning of period	2,108,093	1,728,279
Cash and cash equivalents at end of period	$ 2,017,145	$ 1,742,342


KEYPORT LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1. General

The accompanying unaudited consolidated financial statements of Keyport Life Insurance Company (the Company) includes all adjustments, consisting of normal recurring accruals that management considers necessary for a fair presentation of the Company's financial position as of March 31, 2002 and December 31, 2001 and the related consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001, respectively. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 2001 Form 10-K. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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


KEYPORT LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

2. Change of Control (Continued)

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

The value of business acquired represents the actuarially-determined present value of projected future gross profits from policies in force at the date of their acquisition. This amount is amortized in proportion to the projected emergence of profits. Amortization for the three months ended March 31, 2002 amounted to $7.9 million. Interest is accrued on the unamortized balance at the average interest crediting rate (5% for the three months ended March 31, 2002). The value of business acquired is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income. Value of business acquired increased by $13.4 million at March 31, 2002 relating to this adjustment.

3. Accounting Change

The cumulative effect of accounting change, net of tax, for the three months ended March 31, 2001 of $54.3 million related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133" (collectively hereafter referred to as the "Statement").


KEYPORT LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

3. Accounting Change (Continued)

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

The Company issues equity-indexed annuity contracts that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract), is carried at fair value, and is considered a non-designated derivative. The Company purchases call options and futures on the S&P 500 Index to economically hedge its obligation under the annuity contract to provide returns based upon this index. The call options and futures are non-designated derivatives. In addition, the Company utilizes non-designated total return swap agreements to hedge certain other contract obligations.

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


KEYPORT LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

4. Accounting for Derivatives and Hedging Activities (Continued)

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

Effective November 1, 2001, in conformity with Sun Life accounting policies, the Company discontinued hedge accounting and classified its interest rate swap agreements as non-designated derivatives. The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with the provisions of SFAS 133 was not justified. The increase in the swap values, net of related effects on the value of business acquired and deferred acquisition costs, resulted in income of $16.3 million for the quarter ended March 31, 2002. The change in values of the call options, futures, and the embedded derivative, net of related effects on the value of business acquired, increased income by $4.6 million for the quarter ended March 31, 2002.

5. Equity Income of Private Limited Partnerships

Private limited partnerships ("partnerships"), which are included in other invested assets, are accounted for on either the cost method or equity method. The equity method of accounting is used for all partnerships in which the Company has an ownership interest in excess of 3%. Partnerships amounted to $320.8 million at March 31, 2002.

The equity income of private limited partnerships is accounted for on the equity method and represented primarily increases/(decreases) in the fair value of the underlying investments of the private equity limited partnerships for which the Company had ownership interests in excess of 3%. For the three months ended March 31, 2002, the equity income of partnerships of ($21.2) million is recorded net of the related amortization of value of business acquired and deferred acquisition costs of $3.0 million. For the quarter ended March 31, 2001, the equity income of partnerships of $11.6 million is recorded net of the related amortization of deferred policy acquisition costs of $4.9 million. The financial information for these investments is obtained directly from the partnerships on a periodic basis. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments.

6. Comprehensive (Loss) Income

Total comprehensive (loss) income, net of tax, for the three months ended March 31, 2002 and 2001, was ($46.5) million and $8.2 million, respectively.

7. Reclassifications

Certain amounts in the prior year financials have been reclassified in order to conform to the current year presentation.


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


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

The value of business acquired represents the actuarially-determined present value of projected future gross profits from policies in force at the date of their acquisition. This amount is amortized in proportion to the projected emergence of profits. Amortization for the three months ended March 31, 2002 amounted to $7.9 million. Interest is accrued on the unamortized balance at the average interest crediting rate (5.0% for the three months ended March 31, 2002). The value of business acquired is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income. Value of business acquired was increased by $13.4 million at March 31, 2002 relating to this adjustment.

Accounting Change

The cumulative effect of accounting change, net of tax, for the three months ended March 31, 2001 of $54.3 million related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133" (collectively hereafter referred to as the "Statement") in the quarter ended March 31, 2001.

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


Accounting Change (Continued)

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


Critical Accounting Policies (Continued)

Value of Business Acquired

The value of business acquired represents the actuarially-determined present value of projected future gross profits from policies in force at the date of their acquisition. This amount is amortized in proportion to the projected emergence of profits. Interest is accrued on the unamortized balance at the average interest crediting rate (5% for the three months ended March 31, 2002).

The value of business acquired is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive loss.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs relate to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such acquisition costs include commissions, costs of policy issuance, and underwriting and selling expenses. These costs are deferred and amortized with interest in relation to the present value of estimated gross profits from mortality, investment spread and expense margins. This amortization is reviewed annually and adjusted retrospectively when the Company revises its estimate of current or future gross profits to be realized, including realized and unrealized gains and losses from investments

Deferred policy acquisition costs are adjusted for amounts relating to unrealized gains and losses on available for sale fixed-maturity securities. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive loss.

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


Critical Accounting Policies (Continued)

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

Results of Operations

Net income (loss) was $31.5 million and ($23.9) million for the three months ended March 31, 2002 and 2001, respectively. Income from operations (income before cumulative effect of accounting changes, income taxes, equity income of private limited partnerships, and net realized investment gains (losses)) was $62.3 million and $41.0 million for the three months ended March 31, 2002 and 2001, respectively. The increase in income from operations is primarily attributable to a $13.8 million increase in derivative income, a decrease in amortization of deferred acquisition expenses and value of business acquired of $22.8 million offset by a decrease in net investment spread of $10.7 million.

Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited to policyholder balances. Investment spread was $66.8 million and $77.5 million for the three months ended March 31, 2002 and 2001, respectively. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage was 1.30% and 2.27% for the three months ended March 31, 2001 and 2000, respectively. The decline in the yield is a result of the purchase accounting valuation of the bond portfolio at values in excess of historical amortized cost.

Investment income was $209.5 million and $226.0 million for the three months ended March 31, 2002 and 2001, respectively. The decrease of $16.5 million in 2002 compared to 2001 is the result of a lower average investment yield ($21.8 million) and an increase in average invested assets ($5.3 million). The average investment yield was 5.99% and 7.52% for the three months ended March 31, 2002 and 2001, respectively.

Interest credited to policyholders was $142.7 million and $148.5 million for the three months ended March 31, 2002 and 2001, respectively. The decrease of $5.8 million in 2002 compared to 2001 is the result of a lower average interest credited rate ($15.9 million) offset by increased average policyholder balances ($10.1 million). Policyholder balances (excluding institutional account balances) averaged $12.2 billion in the first quarter of 2002 ($10.4 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $1.8 billion of equity-indexed annuities) as compared to $11.3 billion ($9.2 billion of fixed products and $2.1 billion of equity-indexed annuities) for three months ended March 31, 2001.

The average interest credited rate was 4.69% and 5.25% for the three months ended March 31, 2002 and 2001, respectively. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 120%) of the change in value of the S&P 500 Index. The Company's equity-indexed annuities also provide full guarantee of principal if held to term, plus interest at 0.85% annually. Under FAS 133, the index annuities are deemed to contain an embedded derivative (the change in value attributable to the change in the S&P 500 index) and a host contract. The host contracts' interest rate is derived at the inception of the contract and an effective interest rate is utilized that will result in a liability equal to the guaranteed minimum account value at the end of the term. The embedded derivative is a non-designated derivative and the changes in fair value are reported as a component of derivative income (loss).


Average investments in the Company's general account (computed without giving effect to SFAS 115), including a portion of the Company's cash and cash equivalents, were $12.4 billion and $12.0 billion for the three months ended March 31, 2002 and 2001, respectively.

Net realized investment gains (losses) were $7.4 million and ($14.4) million for the three months ended March 31, 2002 and 2001, respectively. Sales of investments generally are made to maximize total return and to take advantage of prevailing market conditions. Net realized investment losses for the three months ended March 31, 2001 included $18.4 million for certain fixed maturity investments where the decline in value was determined to be other than temporary. There were no such losses recorded for the three months ended March 31, 2002.

Net derivative gains (losses) of $9.9 million and ($3.8) million for the three months ended March 31, 2002 and 2001, respectively, represent fair value changes of non-designated derivatives and the ineffective portion of fair value hedges, net of related effects on deferred policy acquisition costs and value of business acquired.

All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a hedge of the fair value of a recognized asset ("fair value hedge") or (2) utilizes the derivative as an economic hedge ("non-designated derivative"). Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset attributable to the hedged risk, are recorded in current period operations as a component of net derivative gains. Changes in the fair value of non-designated derivatives are reported in current period operations as a component of net derivative gains (losses).

The Company issues equity-indexed annuity contracts that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract), is carried at fair value, and is considered a non-designated derivative. The Company purchases call options and futures on the S&P 500 Index to economically hedge its obligation under the annuity contract to provide returns based upon this index. The call options and futures are non-designated derivatives. In addition, the Company utilizes non-designated total return swap agreements to hedge certain policyholder obligations (classified as separate account liabilities through October 31, 2001).

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. Prior to October 31, 2001, the interest rate swap agreements were designated and qualify as fair value hedges. The ineffective portion of the fair value hedges, net of related effects on deferred policy acquisition costs, resulted in a loss of $0.7 million for the three months ended March 31, 2001.

Effective November 1, 2001, in conformity with Sun Life accounting policies, the Company discontinued hedge accounting and classified its interest rate swap agreements as non-designated derivatives. The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with the provisions of SFAS 133 was not justified. The increase in the swap values, net of related effects on the value of business acquired and deferred acquisition costs, resulted in income of $16.3 million for the quarter ended March 31, 2002. The change in values of the call options, futures, and the embedded derivative, net of related effects on the value of business acquired, increased income by $4.6 million for the three months ended March 31, 2002.


Equity in income of private limited partnerships primarily represents increases/(decreases) in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. Private equity limited partnerships ("partnerships"), which are included in other invested assets, are accounted for on either the cost method or equity method. The equity method of accounting is used for all partnerships in which the Company has an ownership interest in excess of 3%. Partnerships amounted to $320.8 million at March 31, 2002.

For the three months ended March 31, 2002, the net change in equity of partnerships of $21.2 million is recorded net of the related amortization of value of business acquired and deferred acquisition costs amortization of $3.0 million. For the quarter ended March 31, 2001, the net change in equity of partnerships of $11.6 million is recorded net of the related amortization of deferred policy acquisition costs of $4.9 million. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments.

Surrender charges are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $2.4 million and $3.7 million for the three months ended March 31, 2002 and 2001, respectively.

On an annualized basis, total annuity withdrawals represented 19.4% and 14.9% of the total average annuity policyholder and separate account balances for the three months ended March 31, 2002 and 2001, respectively. Higher surrenders are primarily due to increased competition from other investment products, a declining interest rate environment and expiration of surrender charges on policies.

Separate account income is primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $11.3 million and $12.8 million for the three months ended March 31, 2002 and 2001. Variable product fees represented 1.40% and 1.39% of the average variable annuity and variable life separate account balances for the three months ended March 31, 2002 and 2001. Prior to November 1, 2001, net spread from institutional contracts was included in separate account income. The amount included in separate account income for the three months ended March 31, 2001 was immaterial.

Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the level of assets under management, which are affected by product sales, redemptions and changes in the fair values of the investments managed. Management fees were $1.6 million and $1.9 million for the three months ended March 31, 2002 and 2001, respectively. Average separate account assets were $2.5 billion and $2.9 billion for the three months ended March 31, 2002 and 2001, respectively.

Operating expenses primarily represent compensation and general and administrative expenses. These expenses were $17.5 million and $16.9 million for the three months ended March 31, 2002 and 2001, respectively. Effective January 1, 2002, essentially all employee and other operating expenses were transferred to Sun Life Assurance Company of Canada (U.S.) ("Sun Life (U.S.)"), a subsidiary of Sun Life. In accordance with a tri-party management service agreement among Sun Life (U.S.), Sun Life, and the Company, Sun Life (U.S.) allocates operating expenses back to the Company.


Amortization of deferred policy acquisition costs relates to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such acquisition costs included commissions, costs of policy issuance, underwriting and selling expenses. Under the purchase method of accounting, the actuarial-determined present value of projected future gross profits from policies in force at the date of their acquisition are recorded at estimated fair value and are reported as value of business acquired. Deferred policy acquisition costs, net of amortization and adjustment for amounts relating to unrealized gains and losses on available for sale fixed-maturity securities, amounted to $79.4 million at March 31, 2002. This amount represents the cost of acquiring new business since November 1, 2001. Amortization was $2.0 million and $32.7 million for the three months ended March 31, 2002 and 2001, respectively.

Amortization of value of business acquired relates to the actuarial-determined present value of projected future gross profits from policies in force at the date of their acquisition. This amount is amortized in proportion to the projected emergence of profits over the estimated lives of the contracts. Interest is accrued on the unamortized balance at the contract rate of 5% for the three months ended March 31, 2002. Value of business acquired, net of amortization and adjustment for amounts relating to unrealized gains and losses on available for sale fixed-maturity securities, amounted to $99.1 million at March 31, 2002.

Federal income tax expense was $17.0 million or 35.0% and $7.8 million or 20.4% of pretax income for the three months ended March 31, 2002 and 2001, respectively. The lower effective tax rate in 2001 is attributable to the release of a portion of a valuation allowance for unrealized capital losses in the "available for sale" investment portfolio established prior to 2001, which reduced expense for the three months ended March 31, 2001.

Financial Condition

Stockholder's equity was $1.715 billion as of March 31, 2001 compared to $1.762 billion as of December 31, 2001. The $46.5 million decrease in stockholder's equity consists of a $78.0 million increase in net unrealized investment losses on available for sale securities offset by the $31.5 million net income for the three months ended March 31, 2002.

Investments (computed without giving effect to Statement of Financial Accounting Standards No. 115), including a portion of the Company's cash and cash equivalents, were $14.5 billion and $14.1 billion as of March 31, 2002 and December 31, 2001, respectively.

The Company's general investment policy is to hold fixed maturity investments for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its bond portfolio as "available for sale" and carries such investments at fair value. Gross unrealized losses on the bond portfolio at March 31, 2002 and December 31, 2001 were $164.1 million and $57.1 million, respectively.

Approximately $10.4 billion, or 66.1%, of the Company's general account investments at March 31, 2002, were rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners (NAIC). At March 31, 2002, the carrying value of investments in below investment grade securities totaled $0.8 billion, or 5.2% of general account investments of $15.8 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.


Derivatives

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate and total return swap agreements and interest rate cap agreements to match assets more closely to liabilities. Interest rate swap agreements are agreements to exchange with counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. A total return swap agreement is an agreement to exchange payments based upon an underlying notional balance and changes in variable rate and total return indices. The Company utilizes total return swap agreements to hedge its obligations related to certain contract liabilities. The Company had outstanding swap agreements with an aggregate notional principal amount of $2.3 billion and $2.2 billion, respectively, as of March 31, 2002 and December 31, 2001, respectively.

Cap agreements are agreements with a counterparty that require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying notional principal to hedge against rising interest rates. There were no outstanding interest rate cap agreements as of March 31, 2002 and December 31, 2001.

With respect to the Company's equity-indexed annuities, the Company buys call options and futures on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $56.5 million and $56.1 million as of March 31, 2002 and December 31, 2001, respectively. The Company had open futures with a fair value of $2.1 million and $0.2 million as of March 31, 2002 and December 31, 2001, respectively. The Company had total return swap agreements with a carrying value of $35.5 million and $42.2 million as of March 31, 2002 and December 31, 2001, respectively.

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


Liquidity

The Company's liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses, policy acquisition costs, and the purchase of investments. The Company generates cash from annuity premiums and deposits, net investment income, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At March 31, 2002, $13.4 billion, or 84.9%, of the Company's general account investments are considered readily marketable.

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

Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to its parent, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. In connection with the Sun Life acquisition, the Company will not make dividend payments for a period of 18 months without the prior approval of the Rhode Island Insurance Department. Subsequent to the 18 month period, the amount of dividends that the Company will be able to pay will be based upon current Rhode Island insurance law.

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


Item 3. Quantitative and Qualitative Disclosure of Market Risk

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


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

Liabilities categorized as financial instruments and held in the Company's general account at March 31, 2002 had a fair value of $13.8 billion. Fixed income investments supporting those liabilities had a fair value of $14.6 billion at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on December 31, 2001. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $350.0 million (for an adjusted total of approximately $13.5 billion) and the corresponding assets would show a net increase of $408.2 million (for an adjusted total of approximately $15.0 billion).

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

Equity Price Risk

Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock or stock index. At March 31, 2002 and December 31, 2001, the Company had approximately $38.7 million and $39.6 million, respectively, in common stocks and $46.6 million and $56.1 million, respectively, in call options.

At March 31, 2002 and December 31, 2001, the Company had $1.3 billion and $1.4 billion, respectively, in equity-indexed annuity liabilities that provide customers with contractually guaranteed participation in price appreciation of the Standard & Poor's 500 Composite Price Index ("S&P 500 Index"). The Company purchases equity-indexed options and futures to hedge the risk associated with the price appreciation component of equity-indexed annuity liabilities.


The Company manages the equity risk inherent in its assets relative to the equity risk inherent in its liabilities by conducting detailed computer simulations that model its S&P 500 Index derivatives and its equity-indexed annuity liabilities under stress-test scenarios in which both the index level and the index option implied volatility are varied through a wide range. Implied volatility is a value derived from standard option valuation models representing an implicit forecast of the standard deviation of the returns on the underlying asset over the life of the option or future. The fair values of S&P 500 Index linked securities, derivatives, and annuities are produced using standard derivative valuation techniques. The derivative portfolios are constructed to maintain acceptable interest margins under a variety of possible future S&P 500 Index levels and option or future cost environments. In order to achieve this objective and limit its exposure to equity price risk, the Company measures and manages these exposures using methods based on the fair value of assets and the price appreciation component of related liabilities. The Company uses derivatives, including futures, options and total return swaps, to modify its net exposure to fluctuations in the S&P 500 Index.

Based upon the information and assumptions the Company used in its stress-test scenarios at March 31, 2002 and December 31, 2001, management estimates that if the S&P 500 Index increases by 10%, the net fair value of its assets and liabilities described above would increase by approximately $2.2 million and $1.0, respectively. If the S&P 500 Index decreases by 10%, management estimates that the net fair value of its assets and liabilities will decrease by approximately $2.3 million and $3.6 million, respectively.

The simulations do not consider the effects of other changes in market conditions that could accompany changes in the equity option and futures markets including the effects of changes in implied dividend yields, interest rates, and equity-indexed annuity policy surrenders.


Item 4: Submission of Matters to a Vote of Security Holders

(a) A written consent in lieu of a meeting of the shareholders of the Company was executed on February 7, 2002.

(b) The following directors of the Company were elected by unanimous written consent:

James C. Baillie

David D. Horn

Angus A. MacNaughton

James A. McNulty, III

C. James Prieur

S. Caesar Raboy

Donald A. Stewart

William W. Stinson

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit

There are no exhibits for the quarter ended March 31, 2002.

(b) Reports on Form 8-K

There Company filed no reports on Form 8-K for the quarter ended March 31, 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYPORT LIFE INSURANCE COMPANY

Date: May 15, 2002	/s/ Davey S. Scoon
Vice President, Chief Administrative and
Financial Officer and Treasurer

Date: May 15, 2002	/s/ Michael K. Moran
Vice President, Finance