Form 10-Q
period 2002-06-30
KEYPORT LIFE INSURANCE CO
filed 2002-08-14
CIK 877494

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                    June 30, 2002

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         [X] Yes      [   ] No

    There were 2,412,000 shares of the registrant's Common Stock, $1.25 par value, outstanding as of August 14, 2002.

Page 1 of 27

KEYPORT LIFE INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2002

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001 (Audited)	3

	Consolidated Statements of Operations (Unauditied) for the Three and Six Months Ended June 30, 2002	4

	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended
	June 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements (Unaudited)	6-11

Item 2.	Management's Discussion and Analysis of Results of Operations and
	Financial Condition	12-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23-25

Part II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	26

Signatures		27

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands)
	June 30,	December 31,
ASSETS	2002	2001
	(Unaudited)
Cash and investments:
Fixed maturities available for sale (amortized cost: 2002 - $13,292,766
2001 - $12,059,631)	$ 13,308,278	$ 11,999,671
Equity securities (cost: 2002 - $34,050 ; 2001 - $36,859)	36,632	39,658
Mortgage loans	78,808	6,871
Policy loans	638,716	635,938
Other invested assets	455,434	521,259
Cash and cash equivalents	787,015	2,108,093
Total cash and investments	15,304,883	15,311,490

Accrued investment income	203,770	183,576
Deferred policy acquisition costs	129,672	28,299
Value of business acquired	79,072	95,155
Goodwill	714,755	714,755
Income taxes recoverable	42,201	1,622
Deferred income tax asset	163,377	185,855
Intangible assets	11,958	12,100
Receivable for investments sold	162,611	21,797
Other assets	29,467	28,330
Separate account assets	2,263,272	2,560,831

Total assets	$ 19,105,038	$ 19,143,810

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Policy liabilities	$ 14,131,725	$ 13,627,126
Payable for investments purchased and loaned	695,476	1,165,609
Other liabilities	220,475	56,837
Separate account liabilities	2,243,980	2,532,557
Total liabilities	17,291,656	17,382,129

Stockholder's equity:
Common stock, $1.25 par value; authorized 2,500 shares;
issued and outstanding 2,412 shares	3,015	3,015
Additional paid-in capital	1,703,462	1,703,462
Retained earnings	96,680	86,976
Accumulated other comprehensive income/(loss)	10,225	(31,772)
Total stockholder's equity	1,813,382	1,761,681

Total liabilities and stockholder's equity	$19,105,038	$ 19,143,810

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	Predecessor Basis 2001	2002	Predecessor Basis 2001

Revenues:
Net investment income	$ 204,226	$ 235,766	$ 413,741	$ 470,685
Interest credited to policyholders	138,182	153,361	280,916	301,855
Investment spread	66,044	82,405	132,825	168,830
Net realized investment losses	(24,755)	(3,421)	(17,327)	(17,793)
Net derivative (losses)/gains	(70,640)	8,526	(60,699)	4,703
Equity income/(loss) of private limited
Partnerships	10,993	(17,261)	(10,254)	(14,605)
Fee income:
Surrender charges	3,419	3,774	5,830	7,517
Separate account income	10,123	14,369	21,422	27,210
Management fees	1,819	1,707	3,434	3,571
Total fee income	15,361	19,850	30,686	38,298

Expenses:
Policy benefits	2,712	1,428	4,997	2,649
Operating expenses	19,312	15,539	36,774	32,427
Amortization of deferred policy acquisition costs	1,310	30,854	2,653	63,586
Amortization of value of business acquired	7,166	-	15,736	-
Amortization of intangible assets	71	314	142	628
Total expenses	30,571	48,135	60,302	99,290

(Loss)/income before income taxes and cumulative
effect of accounting changes	(33,568)	41,964	14,929	80,143
Income tax (benefit)/expense	(11,749)	14,151	5,225	21,932

(Loss)/income before cumulative effect of
accounting changes	(21,819)	27,813	9,704	58,211
Cumulative effect of accounting changes, net of tax	-	6,572	-	60,847

Net (loss)/income	$ (21,819)	$ 21,241	$ 9,704	$ (2,636)

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Six Months Ended
	June 30,
		Predecessor B
		Basis
	2002	2001

Cash flows from operating activities:
Net income (loss)	$ 9,704	$ (2,636)
Cumulative effect of accounting change	-	60,847
Non-cash derivative activity	44,636	52,640
Adjustments to reconcile net income to net cash
provided by operating activities:
Interest credited to policyholders	280,916	301,855
Net realized investment losses	17,327	17,793
Equity losses of private equity limited partnerships	10,254	14,605
Net amortization (accretion) on investments	7,396	(2,610)
Amortization of value of business acquired	15,736	- (2
Change in deferred policy acquisition costs	(101,848)	(27,310)
Change in current and deferred
income taxes	(41,680)	(38,125)
Net change in other assets and liabilities	162,110	(57,462)
Net cash provided by operating activities	404,551	319,597

Cash flows from investing activities:
Investments purchased - available for sale	(5,132,965)	(1,322,386)
Investments sold or matured - available for sale	3,821,005	1,388,246
Increase in policy loans	(2,778)	(11,479)
(Increase) decrease in mortgage loans	(71,937)	1,199
Other invested assets sold, net	75,676	37,477
Net cash (used in) provided by investing activities	(1,310,999)	93,057

Cash flows from financing activities:
Withdrawals from policyholder accounts	(1,127,852)	(1,330,220)
Deposits to policyholder accounts	1,337,087	901,229
Decrease in securities lending	(623,865)	(142,330)
Net cash used in financing activities	(414,630)	(571,321)

Change in cash and cash equivalents	(1,321,078)	(158,667)
Cash and cash equivalents at beginning of period	2,108,093	1,728,279
Cash and cash equivalents at end of period	$ 787,015	$ 1,569,612

KEYPORT LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1. General

The accompanying unaudited consolidated financial statements of Keyport Life Insurance Company (the Company) includes all adjustments, consisting of normal recurring accruals that management considers necessary for a fair presentation of the Company's financial position as of June 30, 2002 and December 31, 2001 and the related consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2002 and 2001, respectively. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 2001 Form 10-K. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

The value of business acquired represents the actuarially-determined present value of projected future gross profits from policies in force at the date of their acquisition. This amount is amortized in proportion to the projected emergence of profits. Amortization for the three and six month periods ended June 30, 2002 amounted to $7.1 million and $15.7 million respectively. Interest is accrued on the unamortized balance at the average interest crediting rate (5% for the three and six months ended June 30, 2002). The value of business acquired is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income. Value of business acquired was decreased by $7.3 million at June 30, 2002 due to this adjustment.

As a result of the acquisition, the financial statements for the period subsequent to the acquisition are presented on a different basis of accounting than those for the periods prior to the acquisition and, therefore, are not directly comparable. For periods prior to the date of the acquisition, the balances are referred to as "Predecessor Basis."

KEYPORT LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

3. Accounting Change

The cumulative effect of accounting change, net of tax, for the six months ended June 30, 2001 of $60.8 million includes a loss of $54.3 million relating to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133" (collectively hereafter referred to as the "Statement") in the quarter ended March 31, 2001 and a loss of $6.5 million relating to the adoption of Emerging Issues

Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" in the quarter ended June 30, 2001.

The Company adopted SFAS No. 133 on January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset by the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in operations.

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

The Company adopted EITF Issue No. 99-20 on April 1, 2001. EITF Issue 99-20 governs the method of recognizing interest income and impairment on asset-backed investment securities. EITF Issue 99-20 requires the Company to update the estimate of cash flows over the life of certain retained beneficial interests in securitization transactions and purchased beneficial interests in securitized financial assets. Pursuant to EITF Issue No. 99-20, based on current information and events, if the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value and if there has been a decrease in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment should be recognized. The cumulative effect, reported after tax and net of related effects on deferred policy acquisition costs, upon adoption of EITF Issue No. 99-20 on April 1, 2001 decreased net income by $6.5 million with a related increase to accumulated other comprehensive income of $1.8 million

4. Accounting for Derivatives and Hedging Activities

All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a hedge of the fair value of a recognized asset ("fair value hedge") or (2) utilizes the derivative as an economic hedge ("non-designated derivative"). Changes in the fair value of a derivative that are highly effective and are designated and qualify as a fair value hedge, along with the loss or gain on the hedged asset attributable to the hedged risk, are recorded in current period operations as a component of net derivative gains/(losses). Changes in the fair value of non-designated derivatives are reported in current period operations as a component of net derivative gains/(losses).

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

Effective November 1, 2001, in conformity with Sun Life accounting policies, the Company discontinued hedge accounting and classified its interest rate swap agreements as non-designated derivatives. The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with the provisions of SFAS 133 was not justified. The decrease in the swap values, net of related effects on the value of business acquired and deferred acquisition costs, resulted in a decrease to income of $41.6 million, and $25.3 million for the three and six month periods ended June 30, 2002, respectively. The change in values of the call options, futures, and the embedded derivative, net of related effects on the value of business acquired, decreased income by $14.7 million and $10.0 million for the three and six month periods ended June 30, 2002.

5. Equity Income of Private Limited Partnerships

Private limited partnerships ("partnerships"), which are included in other invested assets, are accounted for on either the cost method or equity method. The equity method of accounting is used for all partnerships in which the Company has an ownership interest in excess of 3%. Partnerships amounted to $255.4 million at June 30, 2002.

KEYPORT LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

5. Equity Income of Private Limited Partnerships (continued)

The equity income of private limited partnerships is accounted for on the equity method and represented primarily increases/(decreases) in the fair value of the underlying investments of the private equity limited partnerships for which the Company had ownership interests in excess of 3%. For the three months ended June 30, 2002 and 2001, the equity income/(loss) of partnerships of $11.0 and ($17.3) million is recorded net of the related amortization of value of business acquired and deferred acquisition costs of $1.4 million and ($32.1) million, respectively. For the six months ended June 30, 2002 and 2001, the equity loss of partnerships of ($10.2) and ($14.6) million is recorded net of the related amortization of value of business acquired and deferred policy acquisition costs of ($1.3) million and ($27.2) million. The financial information for these investments is obtained directly from the partnerships on a periodic basis. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments.

6. Comprehensive (Loss) Income

Total comprehensive income/(loss), net of tax, for the six months ended June 30, 2002 and 2001, was $51.7 million and $32.1 million, respectively.

7. Transactions with Affiliates

Effective January 1, 2002, essentially all employee and other operating expenses were transferred to Sun Life Assurance Company of Canada (U.S.) ("Sun Life (U.S.)"), a subsidiary of Sun Life. In accordance with a tri-party management service agreement among Sun Life (U.S.), Sun Life, and the Company, Sun Life (U.S.) allocates operating expenses back to the Company. Expenses under this agreement amounted to approximately $16.8 million and $31.8 for the three and six month periods ended June 30, 2002. Management believes intercompany expenses are calculated on a reasonable basis, however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a standalone basis.

On May 29, 2002, the Company purchased a $100,000,000 note issued by Massachusetts Financial Services, an affiliate, for $107,000,000 from Sun Life Assurance Company of Canada (U.S.), another affiliate. The note, which matures on August 11, 2004, pays interest at a rate of 8.599%. The note is included in fixed maturities available for sale at June 30, 2002.

8. Commitments/Contingencies

The Company has commitments to fund mortgage loans and private limited partnerships in the future. These outstanding commitments amounted to $53.6 million and $71.8 million on mortgages and private limited partnerships, respectively, at June 30, 2002.

As part of the Stock Purchase Agreement between Sun Life Financial and Liberty Financial, Liberty Financial is obligated to reimburse the Company for any federal, state or local taxes arising from certain tax elections under Section 338(h) of the Internal Revenue Code of 1986. Liberty Financial has given notice to the Company of certain objections it has with the calculation of these taxes. The amount in dispute is approximately $37.0 million. Under the agreement, if Sun Life Financial and Liberty Financial cannot agree on the amount of taxes due, the matter shall be submitted for arbitration. Arbitration is scheduled to begin in the third quarter of 2002.

KEYPORT LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

9. Subsequent Event

On July 25, 2002, the Company issued a $380,000,000 promissory note at 5.76% to an affiliate, Sun Life (Hungary) Group Financing Limited Liability Company ("Sun Life (Hungary) Ltd"), which matures on June 30, 2012. The Company will pay interest semi-annually beginning December 31, 2002. The proceeds of the note will be used to purchase fixed rate corporate and government bonds.

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

The value of business acquired represents the actuarially-determined present value of projected future gross profits from policies in force at the date of their acquisition. This amount is amortized in proportion to the projected emergence of profits. Amortization for the three and six month periods ended June 30, 2002 amounted to $7.1 million and $15.7 million. Interest is accrued on the unamortized balance at the average interest crediting rate (5% for the six months ended June 30, 2002). The value of business acquired is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income. Value of business acquired was decreased by $7.3 million at June 30, 2002 relating to this adjustment.

As a result of the acquisition, the financial statements for the period subsequent to the acquisition are presented on a different basis of accounting than those for the periods prior to the acquisition and, therefore, are not directly comparable. For periods prior to the date of the acquisition, the balances are referred to as "Predecessor Basis."

Accounting Change

The cumulative effect of accounting changes, net of tax, for the six months ended June 30, 2001 of $60.8 million includes a loss of $54.3 million relating to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133" (collectively hereafter referred to as the "Statement") in the quarter ended March 31, 2001 and a loss of $6.5 million relating to the adoption of Emerging Issues Task Force ("EITF") Issue 99-20, "Recognition of Interest Income on Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets" in the quarter ending June 30, 2001.

Accounting Change (Continued)

The Company adopted SFAS No. 133 on January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset by the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in operations.

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

The Company adopted EITF Issue No. 99-20 on April 1, 2001. EITF Issue 99-20 governs the method of recognizing interest income and impairment on asset-backed investment securities. EITF Issue 99-20 requires the Company to update the estimate of cash flows over the life of certain retained beneficial interests in securitization transactions and purchased beneficial interests in securitized financial assets. Pursuant to EITF Issue No. 99-20, based on current information and events, if the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value and if there has been a decrease in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment should be recognized. The cumulative effect, reported after tax and net of related effects on deferred policy acquisition costs, upon adoption of EITF Issue No. 99-20 on April 1, 2001 decreased net income by $6.5 million with a related increase to accumulated other comprehensive income of $1.8 million.

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

Critical Accounting Policies (Continued)

Value of Business Acquired

The value of business acquired represents the actuarially-determined present value of projected future gross profits from policies in force at the date of their acquisition. This amount is amortized in proportion to the projected emergence of profits. Interest is accrued on the unamortized balance at the average interest crediting rate (5% for the three and six months ended June 30, 2002).

The value of business acquired is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income/(loss).

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

Deferred policy acquisition costs are adjusted for amounts relating to unrealized gains and losses on available for sale fixed-maturity securities. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income/(loss).

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax asset will not be realized.

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

As part of the Stock Purchase Agreement between Sun Life Financial and Liberty Financial, Liberty Financial is obligated to reimburse the Company for any federal, state or local taxes arising from certain tax elections under Section 338(h) of the Internal Revenue Code of 1986. Liberty Financial has given notice to the Company of certain objections it has with the calculation of these taxes. The amount in dispute is approximately $37.0 million. Under the agreement, if Sun Life Financial and Liberty Financial cannot agree on the amount of taxes due, the matter shall be submitted for arbitration. Arbitration is scheduled to begin in the third quarter of 2002.

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

Results of Operations

Net (loss)/income was $(21.8) million and $21.2 million for the three months ended June 30, 2002 and 2001, respectively, and $9.7 million and $(2.6) million for the six months ended June 30, 2002 and 2001, respectively. Income/(loss) from operations (income before cumulative effect of accounting changes, income taxes, equity income of private limited partnerships, and net realized investment gains/(losses)) was $(19.8) million and $62.6 million for the three months ended June 30, 2002 and 2001, respectively, and $42.5 million and $112.5 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in income from operations, in the second quarter, is primarily attributable to a decrease in investment spread of $16.4 million, a decrease in derivative income of $79.2 million, a decrease in fee income of $4.5 million, an increase in operating expenses of $3.8 million offset by a decrease in amortization of deferred acquisition expenses and the value of business acquired of $22.4 million. For the six months ended June 30, 2002 the decrease in income from operations is primarily attributable to a decrease in investment spread of $36.0 million, a decrease in derivative income of $65.4 million, a decrease in fee income of $7.6 million, an increase in operating expenses of $4.3 million offset by a decrease in amortization of deferred acquisition expenses and the value of business acquired of $45.2 million.

Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited to policyholder balances. Investment spread was $66.0 million and $82.4 million for the three months ended June 30, 2002 and 2001, respectively. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage was 1.35% and 2.43% for the three months ended June 30, 2002 and 2001, respectively. The investment spread was $132.8 million and $168.8 million for the six months ended June 30, 2002 and 2001, respectively. The investment spread percentage was 1.34% and 2.46% for the six months ended June 30, 2002 and 2001, respectively. The decline in the yield is a result of the purchase accounting valuation of the bond portfolio at values in excess of historical amortized cost.

Investment income was $204.2 million and $235.8 million for the three months ended June 30, 2002 and 2001, respectively. The decrease of $31.6 million in 2002 compared to 2001 is the result of a lower average investment yield ($51.9 million), offset by an increase in average invested assets ($5.3 million) and a classification adjustment relating to institutional investments that were classified as separate account assets in the prior year ($15.0 million). The average investment yield was 5.89 % and 7.56% for the three months ended June 30, 2002 and 2001, respectively. Investment income was $413.7 million and $470.7 for the six months ended June 30, 2002 and 2001. The decrease of $57.0 million in 2002 is the result of lower average investment yield ($96.7 million) offset by an increase in average invested assets

($.1 million) and the classification adjustment pertaining to the institutional investments ($39.6 million). The average investment yield was 5.95% and 7.49% for the six months ended June 30, 2002 and 2001, respectively.

Interest credited to policyholders was $138.2 million and $153.4 million for the three months ended June 30, 2002 and 2001, respectively. The decrease of $15.2 million in 2002 compared to 2001 is the result of a lower average interest credited rate ($19.5 million) offset by increased average policyholder balances ($4.3 million). Policyholder balances (excluding institutional account balances) averaged $12.3 billion ($11.2 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $1.1 billion of equity-indexed annuities) and $11.9 billion ($10.0 billion of fixed products and $1.9 billion of equity-indexed annuities) for the three months ended

June 30, 2002 and 2001, respectively. Interest credited to policyholders was $280.9 million and $301.8 million for the six months ended June 30, 2002 and 2001, repectively. The decrease of $20.9 million in 2002 as compared to 2001 is the result of a lower average interest credited rate ($27.3 million) offset by increased average policyholder balances ($6.4 million). Policyholder balances (excluding institutional account balances) averaged $12.3 billion ($11.1 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $1.2 billion of equity-indexed annuities) and $12.0 billion ($10.0 billion of fixed products and $2.0 billion of equity-indexed annuities) for the six months ended June 30, 2002 and 2001, respectively.

The average interest credited rate was 4.54% and 5.13% for the three months ended June 30, 2002 and 2001, respectively. The average interest credited rate for the six months ended June 30, 2002 and 2001 was 4.61% and 5.03%, respectively. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 120%) of the change in value of the S&P 500 Index. The Company's equity-indexed annuities also provide full guarantee of principal if held to term, plus interest at 0.85% annually. Under FAS 133, the index annuities are deemed to contain an embedded derivative (the change in value attributable to the change in the S&P 500 index) and a host contract. The host contracts' interest rate is derived at the inception of the contract and an effective interest rate is utilized that will result in a liability equal to the guaranteed minimum account value at the end of the term. The embedded derivative is a non-designated derivative and the changes in fair value are reported as a component of derivative income (loss).

Average investments in the Company's general account (computed without giving to effect to SFAS 115), including a portion of the Company's cash and cash equivalents, were $12.8 billion and $12.5 billion for the three months ended June 30, 2002 and 2001, respectively. Average investments were $12.6 billion and $12.6 billion for the six months ended June 30, 2002 and 2001, respectively.

Net realized investment losses were $24.8 million and $3.4 million for the three months ended June 30, 2002 and 2001, respectively and $17.3 million and $17.8 million for the six months ended June 30, 2002 and 2001, respectively. Sales of investments generally are made to maximize total return and to take advantage of prevailing market conditions. Net realized investment losses included $18.4 million and $5.2 million for the three months ended June 30, 2002 and 2001, respectively and $18.4 million and $23.6 million for the six months ended June 30, 2002 and 2001, respectively, for certain fixed maturity investments where the decline in value was determined to be other than temporary.

Net derivative gains/(losses) of $(70.6) million and $8.5 million for the three months ended June 30, 2002 and 2001, respectively, and $(60.7) million and $4.7 million for the six months ended June 30, 2002 and 2001 respectively, represent fair value changes of non-designated derivatives and the ineffective portion of fair value hedges, net of related effects on deferred policy acquisition costs and value of business acquired.

All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a hedge of the fair value of a recognized asset ("fair value hedge") or (2) utilizes the derivative as an economic hedge ("non-designated derivative"). Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset attributable to the hedged risk, are recorded in current period operations as a component of net derivative gains. Changes in the fair value of non-designated derivatives are reported in current period operations as a component of net derivative gains/(losses).

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

Effective November 1, 2001, in conformity with Sun Life accounting policies, the Company discontinued hedge accounting and classified its interest rate swap agreements as non-designated derivatives. The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with the provisions of SFAS 133 was not justified. The decrease in the swap values, net of related effects on the value of business acquired and deferred acquisition costs, resulted in a decrease to income of $41.6 and $25.3 million for the three and six month periods ended June 30, 2002, respectively. The change in values of the call options, futures, and the embedded derivative, net of related effects on the value of business acquired, decreased income by $14.7 and $10.0 million for the three and six months ended June 30, 2002.

Equity income of private limited partnerships primarily represents increases/(decreases) in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. Private equity limited partnerships ("partnerships"), which are included in other invested assets, are accounted for on either the cost method or equity method. The equity method of accounting is used for all partnerships in which the Company has an ownership interest in excess of 3%. Partnerships amounted to $255.4 million at June 30, 2002.

For the three months ended June 30, 2002 and 2001, the net change in equity of partnerships of $11.0 million and $(17.3) million is recorded net of the related amortization of value of business acquired and deferred acquisition costs amortization of $1.4 million and $(32.1) million. For the six months ended June 30, 2002 and 2001, the net change in equity of partnerships of $(10.2) million and $(14.6) million is recorded net of the related amortization of deferred policy acquisition costs of ($1.3) million and ($27.2) million. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments.

Surrender charges are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $3.4 million and $3.8 million for the three months ended June 30, 2002 and 2001, respectively and $5.8 million and $7.5 million for the six months ended June 30, 2002 and 2001, respectively.

On an annualized basis, total annuity withdrawals represented 19.5% and 21.1% of the total average annuity policyholder and separate account balances for the three months ended June 30, 2002 and 2001, respectively, and 19.4% and 19.3% of the total average annuity policyholder and separate account balances for the six months ended June 30, 2002 and 2001, respectively.

Separate account income is primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $10.1 million and $14.4 million for the three months ended June 30, 2002 and 2001, respectively and $21.4 million and $27.2 million for the six months ended June 30, 2002 and 2001, respectively. Variable product fees represented 1.48% and 1.44% of the average variable annuity and variable life separate account balances for the three months ended June 30, 2002 and 2001, respectively and 1.46% and 1.38% for the six months ended June 30, 2002 and 2001, respectively. Prior to November 1, 2001, net spread from institutional contracts was included in separate account income. The amount included in separate account income for three and six months ended June 30, 2001 was immaterial.

Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the level of assets under management, which are affected by product sales, redemptions and changes in the fair values of the investments managed. Management fees were $1.8 million and $1.7 million for the three months ended June 30, 2002 and 2001, respectively and $3.4 million and $3.6 million for the six months ended June 30, 2002 and 2001, respectively. Average separate account assets, subject to management fees, were $2.4 billion and $2.8 billion for the three months ended June 30, 2002 and 2001, respectively, and $2.5 billion and $2.9 billion for the six months ended June 30, 2002 and 2001, respectivley.

Operating expenses primarily represent compensation and general and administrative expenses. These expenses were $19.3 million and $15.5 million for the three months ended June 30, 2002 and 2001, respectively and $36.8 million and $32.4 million for the six months ended June 30, 2002 and 2001, respectively. Effective January 1, 2002, essentially all employee and other operating expenses were transferred to Sun Life Assurance Company of Canada (U.S.) ("Sun Life (U.S.)"), a subsidiary of Sun Life. In accordance with a tri-party management service agreement among Sun Life (U.S.), Sun Life, and the Company, Sun Life (U.S.) allocates operating expenses back to the Company. Management believes intercompany expenses are calculated on a reasonable basis, however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a standalone basis.

Amortization of deferred policy acquisition costs relates to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such acquisition costs included commissions, costs of policy issuance, underwriting and selling expenses. Under the purchase method of accounting, the actuarial-determined present value of projected future gross profits from policies in force at the date of their acquisition are recorded at estimated fair value and are reported as value of business acquired. Deferred policy acquisition costs, net of amortization and adjustment for amounts relating to unrealized gains and losses on available for sale fixed-maturity securities, amounted to $129.7 million at June 30, 2002. This amount represents the cost of acquiring new business since November 1, 2001. Amortization was $1.3 million and $30.9 million for the three months ended June 30, 2002 and 2001, respectively, and $2.7 million and $63.6 million for the six months ended June 30, 2002 and 2001, respectively.

Amortization of value of business acquired relates to the actuarial-determined present value of projected future gross profits from policies in force at the date of their acquisition. This amount is amortized in proportion to the projected emergence of profits over the estimated lives of the contracts. Interest is accrued on the unamortized balance at the contract rate of 5% for the three and six month periods ended June 30, 2002. Value of business acquired, net of amortization and adjustment for amounts relating to unrealized gains and losses on available for sale fixed-maturity securities, amounted to $79.1 million at June 30, 2002.

Federal income tax (benefit)/expense was ($11.7) million or 35.0% and $14.2 million or 33.7% of pretax income for the three months ended June 30, 2002 and 2001, respectively and $5.2 million or 35% and $21.9 million or 27.4% for the six months ended June 30, 2002 and 2001, respectively. The lower effective tax rate in 2001 is attributable to the release of a portion of a valuation allowance for unrealized capital losses in the "available for sale" investment portfolio established prior to 2001, which reduced expense for the three and six months ended June 30, 2001.

Financial Condition

Stockholder's equity was $1.813 billion as of June 30, 2002 compared to $1.762 billion as of December 31, 2001. The $51.7 million increase in stockholder's equity consists of a $42.0 million increase in net unrealized investment gains on available for sale securities and $9.7 million net income for the six months ended June 30, 2002.

Investments (computed without giving effect to Statement of Financial Accounting Standards No. 115), including a portion of the Company's cash and cash equivalents, were $14.8 billion and $14.1 billion as of June 30, 2002 and December 31, 2001, respectively.

The Company's general investment policy is to hold fixed maturity investments for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its bond portfolio as "available for sale" and carries such investments at fair value. Gross unrealized gains/(losses) on the bond portfolio at June 30, 2002 and December 31, 2001 were $15.5 million and $(60.0) million, respectively.

Approximately $13.0 billion, or 85%, of the Company's general account investments at June 30, 2002, were rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners (NAIC). At June 30, 2002, the carrying value of investments in below investment grade securities totaled $.6 billion, or 4.0% of general account investments of $15.3 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.

Commitments

The Company has commitments to fund mortgage loans and private limited partnerships in the future. These outstanding commitments amounted to $53.6 million and $71.8 million on mortgages and private limited partnerships, respectively, at June 30, 2002.

Derivatives

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate and total return swap agreements and interest rate cap agreements to match assets more closely to liabilities. Interest rate swap agreements are agreements to exchange with counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. A total return swap agreement is an agreement to exchange payments based upon an underlying notional balance and changes in variable rate and total return indices. The Company utilizes total return swap agreements to hedge its obligations related to certain contract liabilities. The Company had outstanding swap agreements with an aggregate notional principal amount of $3.9 billion and $3.2 billion, respectively, as of June 30, 2002 and December 31, 2001, respectively.

Cap agreements are agreements with a counterparty that require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying notional principal to hedge against rising interest rates. There were no outstanding interest rate cap agreements as of June 30, 2002 and December 31, 2001.

With respect to the Company's equity-indexed annuities, the Company buys call options and futures on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $20.2 million and $56.1 million as of June 30, 2002 and December 31, 2001, respectively. The Company had open futures with a fair value of $4.2 million and $0.2 million as of June 30, 2002 and December 31, 2001, respectively. The Company had total return swap agreements with a carrying value of $52.2 million and $42.2 million as of June 30, 2002 and December 31, 2001, respectively.

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

Liquidity

The Company's liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses, policy acquisition costs, and the purchase of investments. The Company generates cash from annuity premiums and deposits, net investment income, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At June 30, 2002 $13.4 billion, or 87.7%, of the Company's general account investments are considered readily marketable.

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

Subsequent Event

On July 25, 2002, the Company issued a $380,000,000 promissory note at 5.76% to an affiliate, Sun Life (Hungary) Group Financing Limited Liability Company ("Sun Life (Hungary) Ltd"), which matures on June 30, 2012. The Company will pay interest semi-annually beginning December 31, 2002. The proceeds of the note will be used to purchase fixed rate corporate and government bonds.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

This discussion covers market risks associated with investment portfolios that support the Company's general account liabilities. This discussion does not cover market risks associated with those investment portfolios that support separate account products under which the policyholder, rather than the Company, assumes market risks.

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

Asset strategies may include the use of Treasury futures, options and interest rate swaps to adjust the duration profiles. All derivative transactions are conducted under written operating guidelines and are marked to market. Total positions and exposures are reported to the Board of Directors on a quarterly basis. The counterparties to hedging transactions are highly rated financial institutions, with respect to which the risk of the Company's incurring losses related to credit exposures is considered remote.

Liabilities categorized as financial instruments and held in the Company's general account at June 30, 2002 had a fair value of $14.1 billion. Fixed income investments supporting those liabilities had a fair value of $14.2 billion at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets as of June 30, 2002. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $362.4 million (for an adjusted total of approximately $14.4billion) and the corresponding assets would show a net increase of $467.5 million (for an adjusted total of approximately $14.7 billion).

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

Equity Price Risk

Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock or stock index. At June 30, 2002 and December 31, 2001, the Company had approximately $36.6 million and $39.6 million, respectively, in common stocks and $20.2 million and $56.1 million, respectively, in call options.

At June 30, 2002 and December 31, 2001, the Company had $1.2 billion and $1.4 billion, respectively, in equity-indexed annuity liabilities that provide customers with contractually guaranteed participation in price appreciation of the Standard & Poor's 500 Composite Price Index ("S&P 500 Index"). The Company purchases equity-indexed options and futures to hedge the risk associated with the price appreciation component of equity-indexed annuity liabilities.

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

Based upon the information and assumptions the Company used in its stress-test scenarios at June 30, 2002 and December 31, 2001, management estimates that if the S&P 500 Index increases by 10%, the net fair value of its assets and liabilities described above would increase by approximately $.91 million and $1.0, respectively. If the S&P 500 Index decreases by 10%, management estimates that the net fair value of its assets and liabilities will decrease by approximately $0.64 million and $3.6 million, respectively.

The simulations do not consider the effects of other changes in market conditions that could accompany changes in the equity option and futures markets including the effects of changes in implied dividend yields, interest rates, and equity-indexed annuity policy surrenders.

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit

Exhibit 16 to Form 8-K, Letter of Ernst & Young LLP addressed to the Securities and Exchange Commission was filed with the Form 8-K Report filed by the Company May 16, 2002.

(b) Reports on Form 8-K

On May 16, 2002, the Company filed a Current Report on Form 8-K in which it stated that on May 9, 2002 the board of directors of the Company voted to accept the recommendation of its audit committee to change its certifying accountant from Ernst & Young LLP to Deloitte & Touche LLP. This decision, which was effective immediately, follows the transfer in ownership of the Company from Liberty Financial Companies, Inc. ("LFC") to Sun Life Assurance Company of Canada ("Sun Life Assurance"). Since Sun Life Assurance acquired the Company, the board of directors of Sun Life Financial Services of Canada, Inc. ("Sun Life Financial"), the ultimate parent company of Sun Life Assurance and the Company, reviewed its audit relationship and those of each of its subsidiaries in order to comply with the Canadian Insurance Companies Act, which requires Sun Life Financial to use the same accounting firm as certifying accountant for all of its material subsidiaries. The decision of the Company's board of directors implements a recent decision of the Sun Life Financial board of directors to have Deloitte & Touche serve as the certifying accountants for all of its material subsidiaries.

Prior to the acquisition of the Company by Sun Life Assurance, subsidiaries of Sun Life Financial utilized Ernst & Young to provide non-audit consulting services. It is anticipated that such subsidiaries, including the Company, will continue to do so. The dismissal of Ernst & Young and the appointment of Deloitte & Touche as certifying accountants for Keyport was not based on any disagreement between Keyport and Ernst & Young.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYPORT LIFE INSURANCE COMPANY

Date: August 14, 2002	/s/ James McNulty, III
James McNulty, III
President

Date: August 14, 2002	/s/ Davey S. Scoon
Davey S. Scoon
Vice President, Chief Administrative and
Financial Officer and Treasurer