Form 10-Q
period 2002-09-30
KEYPORT LIFE INSURANCE CO
filed 2002-11-14
CIK 877494

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                    September 30, 2002

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         [X] Yes      [   ] No

    There were 2,412,000 shares of the registrant's Common Stock, $1.25 par value, outstanding as of November 14, 2002.

Page 1 of 27


KEYPORT LIFE INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2002

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2002 (Unaudited) and December 31, 2001 (Audited)	3

	Consolidated Statements of Operations (Unauditied) for the Three and Nine Months Ended September 30, 2002	4

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended
	September 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements (Unaudited)	6-11

Item 2.	Management's Discussion and Analysis of Results of Operations and
	Financial Condition	12-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24-26

Item 4.	Controls and Procedures	26

Part II.	OTHER INFORMATION

Item 5.	Other Information	26

Item 6.	Exhibits and Reports on Form 8-K	26

Signatures		27


KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands)
	September 30,	December 31,
ASSETS	2002	2001
	(Unaudited)
Cash and investments:
Fixed maturities available for sale (amortized cost: 2002 - $13,493,082
2001 - $12,059,631)	$ 13,784,425	$ 11,999,671
Equity securities (cost: 2002 - $5,441 ; 2001 - $36,859)	1,960	39,658
Mortgage loans	123,467	6,871
Policy loans	638,004	635,938
Other invested assets	294,765	521,259
Cash and cash equivalents	656,707	2,108,093
Total cash and investments	15,499,328	15,311,490

Accrued investment income	222,486	183,576
Deferred policy acquisition costs	173,517	28,299
Value of business acquired	61,524	95,155
Goodwill	721,547	714,755
Income taxes recoverable	33,120	1,622
Deferred income tax asset	162,025	185,855
Intangible assets	11,858	12,100
Receivable for investments sold	165,885	21,797
Other assets	26,549	28,330
Separate account assets	1,955,676	2,560,831

Total assets	$ 19,033,515	$ 19,143,810

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Policy liabilities	$ 14,206,183	$ 13,627,126
Payable for investments purchased and loaned	469,313	1,165,609
Other liabilities	488,073	56,837
Separate account liabilities	1,939,128	2,532,557
Total liabilities	17,102,697	17,382,129

Stockholder's equity:
Common stock, $1.25 par value; authorized 2,500 shares;
issued and outstanding 2,412 shares	3,015	3,015
Additional paid-in capital	1,703,462	1,703,462
Retained earnings	58,520	86,976
Accumulated other comprehensive income/(loss)	165,821	(31,772)
Total stockholder's equity	1,930,818	1,761,681

Total liabilities and stockholder's equity	$ 19,033,515	$ 19,143,810


KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	Predecessor Basis 2001	2002	Predecessor Basis 2001

Revenues:
Net investment income	$ 190,609	$ 195,391	$ 604,350	$ 666,076
Interest credited to policyholders	140,289	148,099	421,205	449,954
Investment spread	50,320	47,292	183,145	216,122
Net realized investment gains (losses)	16,237	(14,021)	(1,090)	(31,814)
Net derivative losses	(110,871)	(6,537)	(171,570)	(1,834)
Equity income/(loss) of private limited
partnerships	12,498	(2,483)	2,244	(17,088)
Fee income:
Surrender charges	2,207	3,681	8,037	11,198
Separate account income	9,814	12,366	31,236	39,576
Management fees	1,541	1,748	4,975	5,319
Total fee income	13,562	17,795	44,248	56,093

Expenses:
Policy benefits	2,327	1,558	7,324	4,207
Operating expenses	21,770	16,975	58,544	49,402
Amortization of deferred policy acquisition costs	9,186	24,175	10,916	87,761
Amortization of value of business acquired	7,623	-	24,282	-
Amortization of intangible assets	100	315	242	943
Total expenses	41,006	43,023	101,308	142,313

(Loss)/income before income taxes and cumulative
effect of accounting changes	(59,260)	(977)	(44,331)	79,166
Income tax (benefit)/expense	(20,503)	(2,446)	(15,278)	19,486

(Loss)/income before cumulative effect of
accounting changes	(38,757)	1,469	(29,053)	59,680
Cumulative effect of accounting changes, net of tax	-	-	-	60,847

Net (loss)/income	$ (38,757)	$ 1,469	$ (29,053)	$ (1,167)


KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Nine Months Ended
	September 30,
		Predecessor B
		Basis
	2002	2001

Cash flows from operating activities:
Net loss	$ (29,053)	$ (1,167)
Cumulative effect of accounting change	-	60,847
Non-cash derivative activity	152,458	95,171
Adjustments to reconcile net loss to net cash
provided by operating activities:
Interest credited to policyholders	425,280	449,954
Net realized investment losses	1,090	31,814
Equity gains (losses)of private equity limited partnerships	(2,244)	17,088
Net amortization (accretion) on investments	56,506	(11,913)
Amortization of value of business acquired and DAC	35,198	-
Change in deferred policy acquisition costs	(154,736)	(55,267)
Amortization of intangible assets	242	-
Change in current and deferred
income taxes	(113,668)	(48,309)
Net change in other assets and liabilities	393,581	(91,015)
Net cash provided by operating activities	764,654	447,203

Cash flows from investing activities:
Investments purchased - available for sale	(8,614,653)	(1,960,990)
Investments sold or matured - available for sale	7,467,284	2,061,939
Increase in policy loans	(2,066)	(12,368)
(Increase) decrease in mortgage loans	(116,596)	1,945
Other invested assets sold, net	49,075	45,503
Net cash (used in) provided by investing activities	(1,216,956)	136,029

Cash flows from financing activities:
Withdrawals from policyholder accounts	(1,813,841)	(1,957,586)
Deposits to policyholder accounts	1,967,618	1,568,286
Decrease in securities lending	(1,152,861)	(106,709)
Net cash used in financing activities	(999,084)	(496,009)

Change in cash and cash equivalents	(1,451,386)	87,223
Cash and cash equivalents at beginning of period	2,108,093	1,728,279
Cash and cash equivalents at end of period	$ 656,707	$ 1,815,502


KEYPORT LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1. General

The accompanying unaudited consolidated financial statements of Keyport Life Insurance Company (the Company) includes all adjustments, consisting of normal recurring accruals that management considers necessary for a fair presentation of the Company's financial position as of September 30, 2002 and December 31, 2001 and the related consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2002 and 2001, respectively. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 2001 Form 10-K. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2. Change of Control

Through October 31, 2001, Keyport Life Insurance Company ("the Company") was a wholly owned subsidiary of Liberty Financial Companies, Incorporated ("LFC"), which is a majority-owned, indirect subsidiary of Liberty Mutual Insurance Company ("Liberty Mutual").

On May 3, 2001, LFC announced that it had reached a definitive agreement to sell its annuity and bank marketing businesses to Sun Life Financial Services of Canada Inc. ("Sun Life Financial"), a Canadian holding company and parent of Sun Life Assurance Company of Canada ("Sun Life"). The transaction was subject to customary conditions to closing, including receipt of approvals by various state insurance regulators in the U.S., certain other regulatory authorities in the U.S. and Canada and LFC's shareholders.

Effective after the close of business on October 31, 2001, all required approvals had been obtained and Sun Life of Canada (U.S.) Holdings, Inc., an indirect subsidiary of Sun Life, acquired the Company for approximately $1.7 billion in cash. As part of the acquisition, Sun Life Financial (U.S.) Holdings, Inc., another indirect subsidiary of Sun Life, acquired Independent Financial Marketing Group, Inc. ("IFMG"), an affiliate of the Company. The acquisition of the Company and IFMG complements both Sun Life Financial's product array and distribution capabilities and advances Sun Life Financial towards its strategic goal of reaching a top 10 position in target product markets in North America. Sun Life Financial also expects to reduce costs through economies of scale.

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

In September 2002, the Company revised its valuation of certain assets acquired and liabilities assumed. The revisions increased goodwill by $6.8 million, deferred taxes by $56.1 million, policy liabilities by $13.0 million, other liabilities by $8.9 million and reduced investments and other invested assets by $32.0 million and $9.0 million, respectively.

Intangible assets acquired primarily consist of state insurance licenses ($10.1 million) that are not subject to amortization. The remaining $2.0 million of intangible assets relate to product rights that have a weighted-average useful life of 7 years. Most of the goodwill is expected to be deductible for tax purposes.

The value of business acquired represents the actuarially-determined present value of projected future gross profits from policies in force at the date of their acquisition. This amount is amortized in proportion to the projected emergence of profits. Amortization for the three and nine month periods ended September 30, 2002 amounted to $7.6 million and $24.2 million respectively. Interest is accrued on the unamortized balance at the average interest crediting rate (5.0% for the three and nine months ended September 30, 2002). The value of business acquired is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income. Value of business acquired was decreased by $27.1 million at September 30, 2002 due to this adjustment.

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


KEYPORT LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

3. Accounting Change

The cumulative effect of accounting change, net of tax, for the nine months ended September 30, 2001 of $60.8 million includes a loss of $54.3 million relating to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133" (collectively hereafter referred to as the "Statement") in the quarter ended March 31, 2001 and a loss of $6.5 million relating to the adoption of Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" in the quarter ended June 30, 2001.

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

Effective November 1, 2001, in conformity with Sun Life accounting policies, the Company discontinued hedge accounting and classified its interest rate swap agreements as non-designated derivatives. The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with the provisions of SFAS 133 was not justified. The decrease in the swap values, net of related effects on the value of business acquired and deferred acquisition costs, resulted in a decrease to income of $51.6 million, and $93.2 million for the three and nine month periods ended September 30, 2002, respectively. The change in values of the call options, futures, and the embedded derivative, net of related effects on the value of business acquired, decreased income by $40.6 million and $50.6 million for the three and nine month periods ended September 30, 2002, respectively.

5. Equity Income of Private Limited Partnerships

Private limited partnerships ("partnerships"), which are included in other invested assets, are accounted for on either the cost method or equity method. The equity method of accounting is used for all partnerships in which the Company has an ownership interest in excess of 3%. Partnerships amounted to $262.9 million at September 30, 2002.


KEYPORT LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

5. Equity Income of Private Limited Partnerships (continued)

The equity income of private limited partnerships is accounted for on the equity method and represented primarily increases/(decreases) in the fair value of the underlying investments of the private equity limited partnerships for which the Company had ownership interests in excess of 3%. For the three months ended September 30, 2002 and 2001, the equity income/(loss) of partnerships of $12.5 and ($2.5) million is recorded net of the related amortization of value of business acquired and deferred acquisition costs of ($2.5) million and ($4.6) million, respectively. For the nine months ended September 30, 2002 and 2001, the equity gain (loss) of partnerships of $2.2 and ($17.1) million is recorded net of the related amortization of value of business acquired and deferred policy acquisition costs of ($0.4) million and ($31.7) million, respectively. The financial information for these investments is obtained directly from the partnerships on a periodic basis. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments.

6. Comprehensive (Loss) Income

Total comprehensive income, net of tax, for the nine months ended September 30, 2002 and 2001, was $169.1 million and $64.6 million, respectively.

7. Transactions with Affiliates

Effective January 1, 2002, essentially all employee and other operating expenses were transferred to Sun Life Assurance Company of Canada (U.S.) ("Sun Life (U.S.)"), a subsidiary of Sun Life. In accordance with a tri-party management service agreement among Sun Life (U.S.), Sun Life, and the Company, Sun Life (U.S.) allocates operating expenses back to the Company. Expenses under this agreement amounted to approximately $15.1 million and $45.6 million for the three and nine-month periods ended September 30, 2002, respectively. Management believes intercompany expenses are calculated on a reasonable basis, however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a standalone basis. In addition, certain affiliated companies distribute the Company's products and were paid $20.8 million and $68.0 million by the Company for the three and nine month periods ended September 30, 2002, respectively.

On May 29, 2002, the Company purchased a $100,000,000 note issued by Massachusetts Financial Services Company, an affiliate, for $107,000,000 from Sun Life Assurance Company of Canada (U.S.), another affiliate. The note, which matures on August 11, 2004, pays interest at a rate of 8.599%. The note is included in fixed maturities available for sale at September 30, 2002.

On July 25, 2002, the Company issued a $380,000,000 promissory note at 5.76% to an affiliate, Sun Life (Hungary) Group Financing Limited Liability Company ("Sun Life (Hungary) Ltd"), which matures on June 30, 2012. The Company will pay interest semi-annually beginning December 31, 2002. The proceeds of the note were used to purchase fixed rate corporate and government bonds. Interest expense on the note is reported as a component of operating expenses and amounted to $4.1 million for the three and nine-month period ended September 30, 2002, respectively.

8. Commitments/Contingencies

The Company has commitments to fund mortgage loans and private limited partnerships in the future. These outstanding commitments amounted to $25.2 million and $152.8 million on mortgages and private limited partnerships, respectively, at September 30, 2002.


KEYPORT LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

8. Commitments/Contingencies (continued)

As part of the Stock Purchase Agreement between Sun Life Financial and LFC, LFC is obligated to reimburse the Company for any federal, state or local taxes arising from certain tax elections under Section 338(h) of the Internal Revenue Code of 1986. LFC had given notice to the Company of certain objections it had with the calculation of these taxes. The amount in dispute was approximately $37.0 million. Under the agreement, if Sun Life Financial and LFC could not agree on the amount of taxes due, the matter would be submitted for arbitration. The dispute has been resolved and the recoverable amount was not adjusted.

9. Subsequent Event

On October 9, 2002, Keyport Benefit Life Insurance Company ("KBL") and Sun Life Insurance and Annuity Company of New York ("SLNY"), a wholly owned subsidiary of Sun Life Assurance Company of Canada (U.S.), an affiliate, filed an Agreement and Plan of Merger ("Merger Agreement") with the New York State Insurance Department (the "Department"). Pursuant to the Merger Agreement, KBL will merge with and into SLNY. SLNY will be the surviving company ("the Surviving Company"). On November 7, 2002, the respective Boards of Directors of KBL and SLNY approved the merger. The merger will be effective December 31, 2002, pending final approval from the Department and receipt of certain other state regulatory approvals.

The Surviving Company will be licensed and authorized to write all the business that is today being written by KBL. KBL will cease to exist and the Surviving Company will carry on the business that SLNY now conducts along with that now conducted through KBL.

Based upon a Pro Forma Plan of Operations and Actuarial Projections submitted to the Department in October, 2002 as part of the approval process, the Surviving Company will require a capital contribution in January, 2003 in order to sustain future target surplus levels required by the Department. The total amount of the capital contribution is approximately $45 million. The parent companies of KBL and SLNY will each contribute a percentage of that amount equal to their respective ownership percentage of the Surviving Company. That percentage is based upon the pro forma statutory book value of the Surviving Company as of September 30, 2002, the most current available, and would result in a contribution of approximately $29 million by the Company.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Cautionary Statement

This discussion includes forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as future product sales, volume growth, market share, market risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:
o	Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company's growth and profitability.

o	Changes in interest rates and market conditions.

o	Regulatory and legislative developments.

o	Developments in consumer preferences and behavior patterns.


Change of Control

Through October 31, 2001, Keyport Life Insurance Company ("the Company") was a wholly owned subsidiary of LFC, which is a majority-owned, indirect subsidiary of Liberty Mutual Insurance Company ("Liberty Mutual").

On May 3, 2001, LFC announced that it had reached a definitive agreement to sell its annuity and bank marketing businesses to Sun Life Financial Services of Canada Inc. ("Sun Life Financial"), a Canadian holding company and parent of Sun Life Assurance Company of Canada ("Sun Life"). The transaction was subject to customary conditions to closing, including receipt of approvals by various state insurance regulators in the U.S., certain other regulatory authorities in the U.S. and Canada and LFC's shareholders.

Effective after the close of business on October 31, 2001 all required approvals had been obtained and Sun Life of Canada (U.S.) Holdings, Inc., an indirect subsidiary of Sun Life, acquired the Company for approximately $1.7 billion in cash. As part of the acquisition, Sun Life Financial (U.S.) Holdings, Inc., another indirect subsidiary of Sun Life, acquired Independent Financial Marketing Group, Inc. ("IFMG"), an affiliate of the Company. The acquisition of the Company and IFMG complements both Sun Life Financial's product array and distribution capabilities and advances Sun Life Financial towards its strategic goal of reaching a top 10 position in target product markets in North America. Sun Life Financial also expects to reduce costs through economies of scale.

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

In September 2002, the Company revised its valuation of certain assets acquired and liabilities assumed. The revisions increased goodwill by $6.8 million, deferred taxes by $56.1 million, policy liabilities by $13.0 million, other liabilities by $8.9 million and reduced investments and other invested assets by $32.0 million $9.0 million, respectively.

Intangible assets acquired primarily consist of state insurance licenses ($10.1 million) that are not subject to amortization. The remaining $2.0 million of intangible assets relate to product rights that have a weighted-average useful life of 7 years. Most of the goodwill is expected to be deductible for tax purposes.

The value of business acquired represents the actuarially-determined present value of projected future gross profits from policies in force at the date of their acquisition. This amount is amortized in proportion to the projected emergence of profits. Amortization for the three and nine month periods ended September 30, 2002 amounted to $7.6 million and $24.2 million, respectively. Interest is accrued on the unamortized balance at the average interest crediting rate (5.0% for the three and nine month periods ended September 30, 2002). The value of business acquired is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income. Value of business acquired was decreased by $27.1 million at September 30, 2002 due to this adjustment.

As a result of the acquisition, the financial statements for the period subsequent to the acquisition are presented on a different basis of accounting than those for the periods prior to the acquisition and, therefore, are not directly comparable. For periods prior to the date of the acquisition, the balances are referred to as "Predecessor Basis."


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

Critical Accounting Policies

The Company's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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


Critical Accounting Policies (Continued)

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

Value of Business Acquired

The value of business acquired represents the actuarially-determined present value of projected future gross profits from policies in force at the date of their acquisition. This amount is amortized in proportion to the projected emergence of profits. Interest is accrued on the unamortized balance at the average interest crediting rate (5% for the three and nine months ended September 30, 2002).

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

Although realization of deferred policy acquisition costs is not assured, the Company believes it is more likely than not that all of these costs will be realized. The amount of deferred policy acquisition costs considered realizable, however, could be reduced in the near term if the estimates of gross profits discussed above are reduced. The amount of amortization of deferred policy acquisition costs could be revised in the near term if any of the estimates discussed above are revised.

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


Critical Accounting Policies (Continued)

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

As part of the Stock Purchase Agreement between Sun Life Financial and LFC, LFC is obligated to reimburse the Company for any federal, state or local taxes arising from certain tax elections under Section 338(h) of the Internal Revenue Code of 1986. LFC had given notice to the Company of certain objections it had with the calculation of these taxes. The amount in dispute was approximately $37.0 million. Under the agreement, if Sun Life Financial and LFC could not agree on the amount of taxes due, the matter would be submitted for arbitration. The dispute has been resolved and the recoverable amount was not adjusted.

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

Results of Operations

As a result of the acquisition, the financial statements for the period subsequent to the acquisition are presented on a different basis of accounting than those for the periods prior to the acquisition and, therefore, are not directly comparable. For periods prior to the date of the acquisition, the balances are referred to as "Predecessor Basis." Net investment income, amortization of deferred policy acquisition costs, and amortization of value of business acquired are income statement captions that were significantly impacted.

Net (loss)/income was $(38.8) million and $1.5 million for the three months ended September 30, 2002 and 2001, respectively, and $(29.1) million and $(1.2) million for the nine months ended September 30, 2002 and 2001, respectively. Income/(loss) from operations (income before cumulative effect of accounting changes, income taxes, equity income of private limited partnerships, and net realized investment gains/(losses)) was $(88.0) million and $15.5 million for the three months ended September 30, 2002 and 2001, respectively, and $(45.5) million and $128.1 million for the nine months ended September 30, 2002 and 2001, respectively.

The decrease in income from operations, in the third quarter, is primarily attributable to an increase in derivative loss of $104.3 million, a decrease in fee income of $4.2 million, an increase in operating expenses of $4.8 million offset by a decrease in amortization of deferred acquisition expenses and the value of business acquired of $7.5 million. For the nine months ended September 30, 2002 the decrease in income from operations is primarily attributable to a decrease in investment spread of $33.0 million, a decrease in derivative income of $169.7 million, a decrease in fee income of $11.8 million, an increase in operating expenses of $9.1 million offset by a decrease in amortization of deferred acquisition expenses and the value of business acquired of $52.6 million.


Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited to policyholder balances. Investment spread was $50.3 million and $47.3 million for the three months ended September 30, 2002 and 2001, respectively. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage was 1.21% and 1.37% for the three months ended September 30, 2002 and 2001, respectively. The investment spread was $183.1 million and $216.1 million for the nine months ended September 30, 2002 and 2001, respectively. The investment spread percentage was 1.30% and 2.10% for the nine months ended September 30, 2002 and 2001, respectively. The decline in the yield is a result of the purchase accounting valuation of the bond portfolio at values in excess of historical amortized cost.

Investment income was $190.6 million and $195.4 million for the three months ended September 30, 2002 and 2001, respectively. The decrease of $4.8 million in 2002 compared to 2001 is the result of a lower average investment yield ($21.5 million), offset by an increase in average invested assets ($8.5 million) and a classification adjustment of ($8.2 million). The average investment yield was 5.62% and 6.32% for the three months ended September 30, 2002 and 2001, respectively. Investment income was $604.4 million and $666.1 for the nine months ended September 30, 2002 and 2001, respectively. The decrease of $61.7 million in 2002 is the result of lower average investment yield ($118.2 million) offset by an increase in average invested assets ($9.2 million) and a classification adjustment of ($47.3 million). The average investment yield was 5.84% and 7.10% for the nine months ended September 30, 2002 and 2001, respectively.

Interest credited to policyholders was $140.3 million and $148.1 million for the three months ended September 30, 2002 and 2001, respectively. The decrease of $7.8 million in 2002 compared to 2001 is the result of a lower average interest credited rate ($14.3 million) offset by increased average policyholder balances ($6.5 million). Policyholder balances (excluding institutional account balances) averaged $12.6 billion ($11.4 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $1.2 billion of equity-indexed annuities) and $12.0 billion ($10.3 billion of fixed products and $1.7 billion of equity-indexed annuities) for the three months ended September 30, 2002 and 2001, respectively. Interest credited to policyholders was $421.2 million and $450.0 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease of $28.8 million in 2002 as compared to 2001 is the result of a lower average interest credited rate ($41.8 million) offset by increased average policyholder balances ($13.0 million). Policyholder balances (excluding institutional account balances) averaged $12.4 billion ($11.2 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $1.2 billion of equity-indexed annuities) and $12.0 billion ($10.1 billion of fixed products and $1.9 billion of equity-indexed annuities) for the nine months ended September 30, 2002 and 2001, respectively.

The average interest credited rate was 4.41% and 4.95% for the three months ended September 30, 2002 and 2001, respectively. The average interest credited rate for the nine months ended September 30, 2002 and 2001 was 4.54% and 5.00%, respectively. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 120%) of the change in value of the S&P 500 Index. The Company's equity-indexed annuities also provide full guarantee of principal if held to term, plus interest at 0.85% annually. Under FAS 133, the index annuities are deemed to contain an embedded derivative (the change in value attributable to the change in the S&P 500 index) and a host contract. The host contracts' interest rate is derived at the inception of the contract and an effective interest rate is utilized that will result in a liability equal to the guaranteed minimum account value at the end of the term. The embedded derivative is a non-designated derivative and the changes in fair value are reported as a component of derivative income (loss).

Average investments in the Company's general account (computed without giving effect to SFAS 115 and institutional assets), including a portion of the Company's cash and cash equivalents, were $13.0 billion and $12.4 billion for the three months ended September 30, 2002 and 2001, respectively. Average investments were $12.7 billion and $12.5 billion for the nine months ended September 30, 2002 and 2001, respectively.


Net realized investment gains (losses) were $16.2 million and ($14.0) million for the three months ended September 30, 2002 and 2001, respectively and $(1.1) million and ($31.8) million for the nine months ended September 30, 2002 and 2001, respectively. Sales of investments generally are made to maximize total return and to take advantage of prevailing market conditions. Net realized investment losses included $23.4 million and $19.3 million for the three months ended September 30, 2002 and 2001, respectively and $41.4 million and $42.8 million for the nine months ended September 30, 2002 and 2001, respectively, for certain fixed maturity investments where the decline in value was determined to be other than temporary.

Net derivative losses of $110.9 million and $6.5 million for the three months ended September 30, 2002 and 2001, respectively, and $171.6 million and $1.8 million for the nine months ended September 30, 2002 and 2001 respectively, represent fair value changes of non-designated derivatives and the ineffective portion of fair value hedges, net of related effects on deferred policy acquisition costs and value of business acquired.

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

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. Prior to October 31, 2001, the interest rate swap agreements were designated and qualified as fair value hedges. The ineffective portion of the fair value hedges, net of related effects on deferred policy acquisition costs, resulted in a loss of $(4.5) million and $(2.6) million for the three and nine months ended September 30, 2001, respectively.

Effective November 1, 2001, in conformity with Sun Life accounting policies, the Company discontinued hedge accounting and classified its interest rate swap agreements as non-designated derivatives. The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with the provisions of SFAS 133 was not justified. The decrease in the swap values, net of related effects on the value of business acquired and deferred acquisition costs, resulted in a decrease to income of $51.6 and $93.2 million for the three and nine month periods ended September 30, 2002, respectively. The change in values of the call options, futures, and the embedded derivative, net of related effects on the value of business acquired, decreased income by $40.6 and $50.6 million for the three and nine months ended September 30, 2002.

Equity income of private limited partnerships primarily represents increases/(decreases) in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. Private equity limited partnerships ("partnerships"), which are included in other invested assets, are accounted for on either the cost method or equity method. The equity method of accounting is used for all partnerships in which the Company has an ownership interest in excess of 3%. Partnerships amounted to $262.9 million at September 30, 2002, respectively.


For the three months ended September 30, 2002 and 2001, the net change in equity of partnerships of $12.5 million and $(2.5) million is recorded net of the related amortization of value of business acquired and deferred acquisition costs amortization of $(2.5) million and $(4.6) million. For the nine months ended September 30, 2002 and 2001, the net change in equity of partnerships of $2.2 million and $(17.1) million is recorded net of the related amortization of deferred policy acquisition costs of $0.4 million and $(31.7) million. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments.

Surrender charges are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $2.2 million and $3.7 million for the three months ended September 30, 2002 and 2001, respectively and $8.0 million and $11.2 million for the nine months ended September 30, 2002 and 2001, respectively.

On an annualized basis, total annuity withdrawals represented 17.4% and 19.0% of the total average annuity policyholder and separate account balances for the three months ended September 30, 2002 and 2001, respectively, and 17.5% and 19.2% of the total average annuity policyholder and separate account balances for the nine months ended September 30, 2002 and 2001, respectively.

Separate account income is primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $9.8 million and $12.4 million for the three months ended September 30, 2002 and 2001, respectively and $31.2 million and $39.6 million for the nine months ended September 30, 2002 and 2001, respectively. Variable product fees represented 1.54% and 1.24% of the average variable annuity and variable life separate account balances for the three months ended September 30, 2002 and 2001, respectively and 1.59% and 1.30% for the nine months ended September 30, 2002 and 2001, respectively. Prior to November 1, 2001, net spread from institutional contracts was included in separate account income. The amount included in separate account income for three and nine months ended September 30, 2001 was immaterial.

Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the level of assets under management, which are affected by product sales, redemptions and changes in the fair values of the investments managed. Management fees were $1.5 million and $1.7 million for the three months ended September 30, 2002 and 2001, respectively and $5.0 million and $5.3 million for the nine months ended September 30, 2002 and 2001, respectively. Average separate account assets, subject to management fees, were $2.1 billion and $2.7 billion for the three months ended September 30, 2002 and 2001, respectively, and $2.3 billion and $2.6 billion for the nine months ended September 30, 2002 and 2001, respectively.

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

Operating expenses were $21.8 million and $16.9 million for the three months ended September 30, 2002 and 2001, respectively and $58.5 million and $49.4 million for the nine months ended September 30, 2002 and 2001, respectively. The primary increase in operating expenses for the three and nine month periods ended September 30, 2002 compared to the same periods in the prior year is attributed to the interest expense of $4.1 million relating to the $380 million promissory note issued to Sun Life Hungary Ltd.


Amortization of deferred policy acquisition costs relates to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such acquisition costs included commissions, costs of policy issuance, underwriting and selling expenses. Under the purchase method of accounting, the actuarial-determined present value of projected future gross profits from policies in force at the date of their acquisition are recorded at estimated fair value and are reported as value of business acquired. Deferred policy acquisition costs, net of amortization and adjustment for amounts relating to unrealized gains and losses on available for sale fixed-maturity securities, amounted to $173.5 million at September 30, 2002. This amount represents the cost of acquiring new business since November 1, 2001. Amortization was $9.1 million and $24.2 million for the three months ended September 30, 2002 and 2001, respectively, and $10.9 million and $87.8 million for the nine months ended September 30, 2002 and 2001, respectively.

Amortization of value of business acquired relates to the actuarial-determined present value of projected future gross profits from policies in force at the date of their acquisition. This amount is amortized in proportion to the projected emergence of profits over the estimated lives of the contracts. Interest is accrued on the unamortized balance at the contract rate of 5% for the three and nine-month periods ended September 30, 2002. Amortization of value of business acquired was $7.6 million and $24.3 million for the three and nine-month periods ended September 30, 2002. Value of business acquired, net of amortization and adjustment for amounts relating to unrealized gains and losses on available for sale fixed-maturity securities, amounted to $61.5 million at September 30, 2002.

Federal income tax (benefit)/expense was ($20.5) million or 34.6% and $(2.5) million or 250.4% of pretax income for the three months ended September 30, 2002 and 2001, respectively and $(15.3) million or 34.5% and $19.5 million or 24.6% for the nine months ended September 30, 2002 and 2001, respectively. The lower effective tax rate in 2001 is attributable to the release of a portion of a valuation allowance for unrealized capital losses in the "available for sale" investment portfolio established prior to 2001, which reduced expense for the three and nine months ended September 30, 2001.

Financial Condition

Stockholder's equity was $1.931 billion as of September 30, 2002 compared to $1.762 billion as of December 31, 2001. The $169.2 million increase in stockholder's equity consists of a $198.3 million increase in net unrealized investment gains on available for sale securities and the $29.1 million net loss for the nine months ended September 30, 2002.

Investments (computed without giving effect to Statement of Financial Accounting Standards No. 115), including a portion of the Company's cash and cash equivalents, were $15.1 billion and $14.1 billion as of September 30, 2002 and December 31, 2001, respectively.

The Company's general investment policy is to hold fixed maturity investments for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its bond portfolio as "available for sale" and carries such investments at fair value. Gross unrealized gains/(losses) on the bond portfolio at September 30, 2002 and December 31, 2001 were $243.1 million and $(60.0) million, respectively.

Approximately $13.6 billion, or 87.5%, of the Company's general account investments at September 30, 2002, were rated by Standard & Poor's Corporation, Moody's Investors Service or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners (NAIC). At September 30, 2002, the carrying value of investments in below investment grade securities totaled $472.3 million, or 3.0% of general account investments of $15.5 billion. Below investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities may be more limited than for investment grade securities.


Commitments

The Company has commitments to fund mortgage loans and private limited partnerships in the future. These outstanding commitments amounted to $25.2 million and $152.8 million on mortgages and private limited partnerships, respectively, at September 30, 2002.

Derivatives

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate and total return swap agreements and interest rate cap agreements to match assets more closely to liabilities. Interest rate swap agreements are agreements to exchange with counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. A total return swap agreement is an agreement to exchange payments based upon an underlying notional balance and changes in variable rate and total return indices. The Company utilizes total return swap agreements to hedge its obligations related to certain contract liabilities. The Company had outstanding swap agreements with an aggregate notional principal amount of $3.2 billion as of September 30, 2002 and December 31, 2001, respectively.

Cap agreements are agreements with a counterparty that require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying notional principal to hedge against rising interest rates. There were no outstanding interest rate cap agreements as of September 30, 2002 and December 31, 2001.

With respect to the Company's equity-indexed annuities, the Company buys call options and futures on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $8.2 million and $56.1 million as of September 30, 2002 and December 31, 2001, respectively. The Company had open futures with a fair value of $15.3 million and $0.2 million as of September 30, 2002 and December 31, 2001, respectively. The Company had total return swap agreements with a carrying value of $94.5 million and $42.2 million as of September 30, 2002 and December 31, 2001, respectively.

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


Liquidity

The Company's liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses, policy acquisition costs, and the purchase of investments. The Company generates cash from annuity premiums and deposits, net investment income, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At September 30, 2002 $12.7 billion, or 81.8%, of the Company's general account investments are considered readily marketable.

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

On July 25, 2002, the Company issued a $380,000,000 promissory note at 5.76% to an affiliate, Sun Life (Hungary) Group Financing Limited Liability Company ("Sun Life (Hungary) Ltd"), which matures on June 30, 2012. The Company will pay interest semi-annually beginning December 31, 2002. The proceeds of the note were used to purchase fixed rate corporate and government bonds.

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


Subsequent Event

On October 9, 2002, Keyport Benefit Life Insurance Company ("KBL") and Sun Life Insurance and Annuity Company of New York ("SLNY"), a wholly owned subsidiary of Sun Life Assurance Company of Canada (U.S.), an affiliate, filed an Agreement and Plan of Merger ("Merger Agreement") with the New York State Insurance Department (the "Department"). Pursuant to the Merger Agreement, KBL will merge with and into SLNY. SLNY will be the surviving company ("the Surviving Company"). On November 7, 2002, the respective Boards of Directors of KBL and SLNY approved the merger. The merger will be effective December 31, 2002, pending final approval from the Department and receipt of certain other state regulatory approvals.

The Surviving Company will be licensed and authorized to write all the business that is today being written by KBL. KBL will cease to exist and the Surviving Company will carry on the business that SLNY now conducts along with that now conducted through KBL.

Based upon a Pro Forma Plan of Operations and Actuarial Projections submitted to the Department in October, 2002 as part of the approval process, the Surviving Company will require a capital contribution in January, 2003 in order to sustain future target surplus levels required by the Department. The total amount of the capital contribution is approximately $45 million. The parent companies of KBL and SLNY will each contribute a percentage of that amount equal to their respective ownership percentage of the Surviving Company. That percentage is based upon the pro forma statutory book value of the Surviving Company as of September 30, 2002, the most current available, and would result in a contribution of approximately $29 million by the Company.

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

Interest rate risk

The Company's fixed interest rate liabilities are primarily supported by a well-diversified portfolio of fixed interest investments. They are also supported by small amounts of floating rate notes. These interest-bearing investments include both publicly-issued and privately-placed bonds. Public bonds can include Treasury bonds, corporate bonds, and money market instruments. The Company also holds securitized assets, including mortgage-backed securities ("MBS"), collateralized mortgage obligations, commercial MBS and asset-backed securities. These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines. The Company restricts MBS investments to pass-through securities issued by U.S. government agencies and to collateralized mortgage obligations, which are expected to exhibit relatively low volatility. The Company does not engage in leveraged transactions and it does not routinely invest in the more speculative forms of these instruments such as the interest-only, principal-only, inverse floater, or residual tranches.

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


The Company's Interest Rate Risk Committee meets monthly. After reviewing duration analyses, market conditions and forecasts, the Committee develops specific asset management strategies. These strategies may involve managing to achieve small intentional mismatches, either in terms of total effective duration or for certain key rate durations, between the liabilities and assets. The Company manages these mismatches to a tolerance range of plus or minus 1.0 year.

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

Liabilities categorized as financial instruments and held in the Company's general account at September 30, 2002 had a fair value of $13.3 billion. Fixed income investments supporting those liabilities had a fair value of $14.2 billion at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets as of September 30, 2002. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $481.8 million (for an adjusted total of approximately $13.8 billion) and the corresponding assets would show a net increase of $485.8 million (for an adjusted total of approximately $14.7 billion).

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

Equity Price Risk

Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock or stock index. At September 30, 2002 and December 31, 2001, the Company had approximately $2.0 million and $39.6 million, respectively, in common stocks and $8.2 million and $56.1 million, respectively, in call options.

At September 30, 2002 and December 31, 2001, the Company had $1.5 billion and $1.4 billion, respectively, in equity-indexed annuity liabilities that provide customers with contractually guaranteed participation in price appreciation of the Standard & Poor's 500 Composite Price Index ("S&P 500 Index"). The Company purchases equity-indexed options and futures to hedge the risk associated with the price appreciation component of equity-indexed annuity liabilities.

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

Based upon the information and assumptions the Company used in its stress-test scenarios at September 30, 2002 and December 31, 2001, management estimates that if the S&P 500 Index increases by 10%, the net fair value of its assets and liabilities described above would increase by approximately $0.134 million and $1.0, respectively. If the S&P 500 Index decreases by 10%, management estimates that the net fair value of its assets and liabilities will decrease by approximately $0.269 million and $3.6 million, respectively.

The simulations do not consider the effects of other changes in market conditions that could accompany changes in the equity option and futures markets including the effects of changes in implied dividend yields, interest rates, and equity-indexed annuity policy surrenders.

Item 4. Controls and Procedures

Based on an evaluation as of a date within 90 days prior to the filing date of this quarterly report, the registrant's principal executive officer and principal financial officer have concluded that the registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II Other Information

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYPORT LIFE INSURANCE COMPANY

Date: November 14, 2002	/s/ James A. McNulty, III
James A. McNulty, III
President

Date: November 14, 2002	/s/ Davey S. Scoon
Davey S. Scoon
Vice President, Chief Administrative and
Financial Officer and Treasurer


Certification of Principal Executive Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, James A. McNulty, III, certify that:
1.	I have reviewed this quarterly report on Form 10-Q;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ James A. McNulty, III
James A. McNulty, III
President


Certification of Principal Financial Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Davey S. Scoon, certify that:
1.	I have reviewed this quarterly report on Form 10-Q;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ Davey S. Scoon
Davey S. Scoon
Vice President, Chief Administrative and
Financial Officer and Treasurer