Form 10-K
period 2002-12-31
KEYPORT LIFE INSURANCE CO
filed 2003-03-31
CIK 877494

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file numbers 33-3630, 333-1783, and 333-13609

KEYPORT LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Rhode Island	05-0302931
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Sun Life Executive Park, Wellesley Hills, Massachusetts	02481
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (781) 237-6030

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

Registrant has no voting stock outstanding held by non-affiliates.

There were 2,411,986 shares of the registrant's Common Stock, $1.25 par value, outstanding as of March 31, 2003, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1) (a) AND (b) FOR FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION I(2)(b) AND (c).

KEYPORT LIFE INSURANCE COMPANY

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2002

PART I

Item 1. Business

General

Keyport Life Insurance Company ("Keyport") is a specialty insurance company providing a diversified line of fixed, indexed and variable annuity products designed to serve the growing retirement savings market. Keyport sells its products through multiple distribution channels, including banks, agents and brokerage firms. Keyport seeks to (i) maintain its presence in the fixed annuity market while expanding its sales of variable and equity-indexed annuities, (ii) achieve a broader market presence through the use of diversified distribution channels and (iii) maintain a conservative approach to investment and liability management.

Keyport's wholly-owned insurance subsidiaries are Independence Life and Annuity Company ("Independence Life"), Keyport Ltd. (through May 1, 2002) and Keyport Benefit Life Insurance Company ("KBL"). On December 31, 2002, Keyport transferred its ownership interest in KBL for a 67% interest in Sun Life Insurance and Annuity Company of New York ("SLNY"). SLNY and KBL merged and the surviving entity was SLNY. Other wholly owned subsidiaries are Liberty Advisory Services Corp. (through October 31, 2001), an investment advisory company, and Keyport Financial Services Corp. ("KFSC"), a broker-dealer (collectively the "Company").

The Company is licensed to sell insurance in all states, the District of Columbia, the Virgin Islands and Bermuda.

The Company was a wholly-owned subsidiary of Liberty Financial Companies, Incorporated ("LFC"), which was a publicly traded holding company. LFC was an indirect majority owned subsidiary of Liberty Mutual Insurance Company ("Liberty Mutual"), a multi-line insurance company.

On May 3, 2001, LFC announced that it had reached a definitive agreement to sell its annuity and bank marketing businesses to Sun Life Financial Services of Canada Inc. ("SLF"), a Canadian holding company and parent of Sun Life Assurance Company of Canada ("SLOC"). On October 31, 2001 Sun Life of Canada (U.S.) Holdings, Inc. ("SLF Holdings"), an indirect subsidiary of SLOC, acquired the Company for approximately $1.7 billion in cash. As part of the acquisition, Sun Life Financial (U.S.) Holdings, Inc., another indirect subsidiary of SLOC, acquired Independent Financial Marketing Group, Inc. ("IFMG"), an affiliate of the Company. As a result, the Company and IFMG are indirect wholly-owned subsidiaries of SLF, which is a reporting company under the Securities Exchange Act of 1934. The acquisition of the Company and IFMG complements both SLF's product array and distribution capabilities and advances SLF towards its strategic goal of reaching a top 10 position in target product markets in North America. SLF also has reduced costs through economies of scale.

LFC was an asset accumulation and management company providing investment management and retirement-oriented insurance products through multiple distribution channels (LFC also sold its asset management business on November 1, 2001 to an unaffiliated company). Keyport issued and underwrote substantially all of LFC's retirement-oriented insurance products.

Stein Roe & Farnham, Incorporated ("Stein Roe"), a former affiliate of Keyport and subsidiary of LFC, manages certain underlying mutual funds and other invested assets of Keyport's separate accounts. Stein Roe also provided asset management services for a substantial portion of Keyport's general account (through October 31, 2001). IFMG, through its subsidiary, markets Keyport's products through the bank distribution channel.

Keyport's executive and administrative offices are located at One Sun Life Executive Park, Wellesley Hills, Massachusetts 02481, and its home office is at 695 George Washington Highway, Lincoln, Rhode Island 02865.

Products

The Company (primarily Keyport and KBL, which was merged into SLNY effective December 31, 2002) sells a full range of retirement-oriented insurance products that provide fixed, indexed or variable returns to policyholders. Annuities are insurance products designed to offer individuals protection against the risk of outliving their financial assets during retirement. Annuities offer a tax-deferred means of accumulating savings for retirement needs and provide a tax-efficient source of income in the payout period. The Company earns spread income from fixed and indexed annuities; variable annuities primarily produce fee income. The Company's primary financial objectives are to increase policyholder balances through new sales and asset retention and to earn acceptable investment spreads on its fixed and indexed return products and fee income on its variable annuities.

The Company's principal retirement-oriented insurance products are categorized as follows:

Fixed Annuities. Fixed annuity products are principally single premium deferred annuities ("SPDA's"). A SPDA policyholder typically makes a single premium payment at the time of issuance. The Company obligates itself to credit interest to the policyholder's account at a rate that is guaranteed for an initial term (typically one year) and is reset annually thereafter, subject to a guaranteed minimum rate. Interest crediting continues until the policy is surrendered, upon policyholder death, or when the policyholder turns age 90.

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

While the Company currently does not offer traditional life insurance products, it manages a closed block of single premium whole life insurance policies ("SPWL's"), a retirement-oriented tax-advantaged life insurance product. The Company discontinued sales of SPWL's in response to certain tax law changes in the 1980s. The Company had SPWL policyholder balances of $1.8 billion as of December 31, 2002.

On February 3, 2003, President Bush unveiled his fiscal year budget, which contains a number of new provisions impacting the life insurance and annuity industry. The "economic growth" provisions of this budget have been introduced in the House of Representatives as H.R. 2, The Jobs and Growth Tax Act of 2003. It appears that the passage of these provisions, in their current form, could have an adverse impact to the annuity industry.

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

The following table sets forth certain information regarding the Company's retirement-oriented insurance business (excluding Sun Life Insurance Company of New York) for the periods indicated.
	As of or for the Year Ended
	December 31,
	2002	2001	2000
	(in thousands, except policy data)
Policy and Separate Account Liabilities:
Fixed annuities.............................................................................	$ 9,832,026	$ 8,969,884	$ 7,352,641
Equity-indexed annuities.............................................................	1,297,925	1,396,553	2,320,285
Variable annuities........................................................................	2,131,938	2,532,557	2,820,696
Institutional annuities.................................................................	1,318,705	1,303,089	1,524,077
Life insurance..............................................................................	1,918,888	1,957,600	2,117,574
Total...................................................................................	$ 16,499,482	$ 16,159,683	$ 16,135,273

Number of In Force Policies:
Fixed annuities.............................................................................	209,743	210,002	167,119
Equity-indexed annuities.............................................................	32,478	35,362	48,709
Variable annuities........................................................................	50,460	44,214	47,256
Institutional annuities.....................................................................	8	12	11
Life insurance..............................................................................	18,212	19,014	20,232
Total....................................................................................	$ 310,901	$ 308,604	$ 283,327

Average In Force Policy Amount:
Fixed annuities ............................................................................	$ 46,877	$ 42,713	$ 43,996
Equity-indexed annuities...............................................................	39,963	39,493	47,636
Variable annuities........................................................................	42,250	57,280	59,690
Institutional annuities....................................................................	164,838,125	108,590,750	138,552,465
Life insurance..............................................................................	105,364	102,956	104,665

Premiums (statutory basis):
Fixed annuities.............................................................................	$ 1,615,392	$ 1,367,732	$ 1,239,408
Equity-indexed annuities.............................................................	409,574	229,858	139,114
Variable annuities........................................................................	617,967	982,342	715,753
Institutional annuities....................................................................	0	50,000	685,000
Life insurance (net of reinsurance)..............................................	(1,305)	(1,765)	(1,974)
Total....................................................................................	$ 2,641,628	$ 2,628,167	$ 2,777,301

New Contracts and Policies :
Fixed annuities.............................................................................	48,020	54,302	42,009
Equity-indexed annuities.............................................................	6,430	11,397	5,935
Variable annuities........................................................................	4,662	5,089	9,963
Institutional annuities....................................................................	0	1	3
Total....................................................................................	59,112	70,789	57,910

Aggregate Amount Subject to Surrender Charges:
Fixed annuities.............................................................................	$ 7,111,742	$ 6,845,413	$ 5,546,097
Equity-indexed annuities.............................................................	1,297,925	$ 1,396,553	$ 2,250,296

Withdrawals and Terminations (statutory basis):
Fixed annuities:
Death......................................................................................	$ 32,587	$ 22,750	$ 82,336
Maturity.................................................................................	30,315	$ 75,652	$ 165,157
Surrender................................................................................	851,129	$ 1,107,381	$ 1,484,700
Equity-indexed annuities:
Death......................................................................................	$ 15,347	$ 14,585	$ 20,077
Maturity.................................................................................	2,757	$ 4,350	$ 509
Surrender................................................................................	575,252	$ 1,007,832	$ 233,348
Variable annuities:
Death......................................................................................	$ 43,070	$ 30,989	$ 19,480
Maturity.................................................................................	40,810	$ 117,675	$ 223,201
Surrender................................................................................	655,388	$ 385,160	$ 214,428
Life Insurance:
Death......................................................................................	$ 75,263	$ 80,262	$ 78,398
Surrender.................................................................................	37,016	$ 49,488	$ 69,887

Surrender Rates :
Fixed annuities.............................................................................	8.63%	14.28%	20.63%
Equity-indexed annuities.............................................................	41.19%	43.44%	9.32%
Variable annuities........................................................................	23.85%	13.65%	8.04%
Life insurance..............................................................................	1.89%	2.34%	3.34%

Sales and Asset Retention

Product sales are influenced primarily by overall market conditions impacting the attractiveness of the Company's retirement-oriented insurance products, and by product features, including interest crediting and participation rates, and innovations and services that distinguish the Company's products from those of its competitors.

The Company's mix of annuity products is designed to include products in demand under a variety of economic and market conditions. Sales of SPDA's tend to be sensitive to prevailing interest rates. Sales can be expected to increase and surrenders to decrease in interest rate environments when SPDA rates are higher than rates offered by competing conservative fixed return investments, such as bank certificates of deposit. SPDA sales can be expected to decline and surrenders to increase in interest rate environments when this differential in rates is not present. SPDA sales also can be adversely affected by low interest rates. Conversely, sales of variable annuities can be expected to increase and surrenders of such products to decrease in a rising equity market, low interest rate environment. Similarly sales of equity-indexed annuities can be expected to increase and surrenders to decrease in a rising equity market, low interest rate environment. While sales of equity-indexed annuities can be expected to increase and surrenders to decrease in a rising equity market, low interest rate environment, sales of these products can be affected by the participation rate credited by the Company, which may be reduced in a rising but relatively volatile equity market.

The Company's insurance products include important features designed to promote both sales and asset retention, including crediting rates and surrender charges. Initial interest crediting and participation rates on fixed and equity-indexed products significantly influence the sale of new policies. Resetting of rates on SPDA's impacts retention of SPDA assets, particularly on policies where surrender penalties have expired. At December 31, 2002, crediting rates on 59.5% of the Company's in force SPDA policy liabilities were subject to reset during 2003. In setting crediting and participation rates, the Company takes into account yield characteristics on its investment portfolio, surrender rate assumptions and competitive industry pricing. Interest crediting rates on the Company's in force SPDA's ranged from 3.0% to 7.3% at December 31, 2002. Such policies had guaranteed minimum rates ranging from 3.0% to 4.0% as of such date. Initial interest crediting rates on new policies issued in 2002 ranged from 3.0% to 4.0%. Guaranteed minimum rates on new policies issued during 2002 ranged from 3.0% to 3.5%.

Substantially all of the Company's annuities permit the policyholder at anytime to withdraw all or part of the accumulated policy value. Premature termination of an annuity policy results in the loss by the Company of anticipated future earnings related to the premium deposit and the accelerated recognition of the expenses related to policy acquisition (principally commissions), which otherwise are deferred and amortized over the expected life of the policy. Surrender charges provide a measure of protection against premature withdrawal of policy values. Substantially all of the Company's insurance products currently are issued with surrender charges or similar penalties. Such surrender charges for all policies, except KeyIndex and Multipoint, typically start at 7% of the policy premium and then decline to zero over a five to seven year period. KeyIndex and Multipoint imposes a penalty on surrender of up to 10% of the premium deposit for the life of the policy. At December 31, 2002, 81.5% of the Company's fixed annuity policyholder balances were subject to surrender charges or restrictions. Surrender charges generally do not apply to withdrawals by policyowners of, depending on the policy, either up to 10% per year of the then accumulated policy value or the accumulated returns. In addition, certain policies may provide for charge-free withdrawals in certain circumstances and at certain times. All policies, except for certain variable annuities, are also subject to "free look" risk (the legal right of a policyholder to cancel the policy and receive back the premium deposit, without interest, for a period ranging from ten days to one year, depending upon the policy). To the extent a policyholder exercises the "free look" option, the Company may realize a loss as a result of any investment losses on the underlying assets during the free look period, as well as the commissions paid on the sale of the policy. While SPWL's also permit withdrawal, withdrawals generally would produce significant adverse tax consequences to the policyholder.

Keyport's strong financial ratings are important to its ability to accumulate and retain assets. Keyport is rated "A+" (Superior) by A.M. Best, "AA+ with negative outlook" (Very strong) by Standard & Poor's ("S&P"), "Aa2" (Excellent) by Moody's and "AA" (Very strong) by Fitch, Inc. Rating agencies periodically review the ratings they issue. These ratings reflect the opinion of the rating agency as to the relative financial strength of Keyport and Keyport's ability to meet its contractual obligations to its policyholders. Such ratings are not "market" ratings or recommendations to use or invest in Keyport and should not be relied upon when making a decision to invest in the Company. Many financial institutions and broker-dealers focus on the claims-paying ability of an insurer in determining whether to market the insurer's annuities. If any of Keyport's ratings were downgraded from their current levels or if the ratings of Keyport's competitors improved and Keyport's did not, sales of Keyport's products, the level of surrenders on existing policies and the Company's relationships with distributors could be materially adversely affected. No assurances can be given that Keyport will be able to maintain its financial ratings.

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

General Account Investments

Premium deposits on fixed and indexed annuities are credited to the Company's general account. Total general account investments include cash and cash equivalents. To maintain its investment spread at acceptable levels, the Company must earn returns on its general account sufficiently in excess of the fixed or equity-indexed returns credited to policyholders. The key element of this investment process is asset/liability management. Successful asset/liability management requires both a quantitative assessment of overall policy liabilities (including maturities, surrenders and crediting of interest) and prudent investment of general account assets. The two most important tools in managing policy liabilities are setting crediting rates and establishing surrender periods. The investment process requires portfolio techniques that earn acceptable yields while effectively managing both interest rate risk and credit risk. Various factors can impact the Company's investment spread, including changes in interest rates and other factors affecting the Company's general account investments (which includes institutional account investments that were previously presented as separate accounts, but reclassified after October 31, 2001).

The bulk of the Company's general account investments are invested in fixed maturity securities (90.2% at December 31, 2002). The Company's principal strategy for managing interest rate risk is to closely match the duration of its general account investment portfolio to its policyholder balances. The Company also employs hedging strategies to manage this risk, including interest rate swaps and caps. In the case of equity-indexed products, the Company purchases S&P 500 Index call options and futures to hedge its obligations to provide participation rate returns. Credit risk is managed by credit analysis and monitoring. A portion of the general account investments ($595.9 million at December 31, 2002) are invested in below investment grade fixed maturity securities to enhance overall portfolio yield. Below investment grade securities pose greater risks than investment grade securities. The Company actively manages its below investment grade portfolio to optimize its risk/return profile. At December 31, 2002, the carrying value of fixed maturity investments that were non-income producing was $0.5 million, which constituted less than .004% of the Company's general account investments.

As of December 31, 2002, the Company owned approximately $3.7 billion of mortgage-backed securities (26.0% of its general account investments). Mortgage-backed securities are subject to prepayment and extension risks, since the underlying mortgages may be repaid more or less rapidly than scheduled.

As of December 31, 2002, approximately $2.6 billion (17.9% of the Company's general account investments) were invested in securities that were sold without registration under the Securities Act and were not freely tradable under the Securities Act or which were otherwise illiquid. These securities may be resold pursuant to an exemption from registration under the Securities Act. If the Company sought to sell such securities, it might be unable to do so at the then current carrying values and might have to dispose of such securities over extended periods of time at uncertain levels.

Marketing and Distribution

Keyport's sales strategy is to use multiple distribution channels to achieve broader market presence. During 2002, the bank channel represented approximately 71.13% of Keyport's annuity sales, and the brokerage channel represented approximately 10.64%. The sale of insurance and investment products through the bank distribution channel is highly regulated. Sales through other distributors of insurance products, such as financial planners, insurance agents and an institutional channel represented approximately 18.23% of total annuity sales.

The following table presents sales information for Keyport's distribution channels for the periods indicated (in millions).
	Sales of Fixed and Indexed Annuities			Sales of Variable Annuities
	Year Ended December 31,			Year Ended December 31,
	2002	2001	2000	2002	2001	2000
Bank channel:
IFMG	$552.6	$430.0	$374.0	$192.3	$310.0	$215.0
Third party bank marketers	1,073.7	835.6	726.9	95.0	153.2	74.3

Other channels:
Broker-dealers	169.7	132.1	186.5	116.5	187.8	160.6
Other distributors (1)	253.4	197.2	773.9	237.0	382.2	266.8

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

Keyport and Independence Life are chartered in Rhode Island, and the State of Rhode Island Insurance Department is their primary oversight regulator. KBL was chartered in the State of New York, with the New York Department of Insurance as its primary oversight regulator. KBL was merged with SLNY on December 31, 2002, and Keyport retained a 67% interest in the surviving entity, SLNY, which operates in New York with the same regulator. Keyport and Independence Life also must be licensed by the state insurance regulators in each other jurisdiction in which they conduct business. They currently are licensed to conduct business in 49 states (the exception being New York), and in the District of Columbia and the Virgin Islands. State insurance laws generally provide regulators with broad powers related to issuing licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type and amount of investments permitted, limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval, and other related matters. The regulators also make periodic examinations of individual companies and review annual and other reports on the financial conditions of all companies operating within their respective jurisdictions.

Keyport and Independence Life prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the Insurance Department of the State of Rhode Island. KBL (now SLNY) prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the New York Department of Insurance. State laws prescribe certain statutory accounting practices. Permitted statutory accounting practices encompass all accounting practices that are not proscribed; such practices may differ between the states and companies within a state. In 1998, the NAIC adopted codified statutory accounting principles ("Codification"). Codification changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that the Company uses to prepare its statutory-based financial statements. Codification required adoption by the various states before it became the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification became effective for the Company, Rhode Island and New York had to adopt Codification as the prescribed basis of accounting on which domestic insurers report their statutory-basis results to the state insurance departments. Rhode Island and New York (with modification) have adopted Codification. The adoption of Codification on the Company's statutory-basis financial statements in Rhode Island reduced statutory surplus at January 1, 2001 by approximately $17.4 million.

Risk-Based Capital Requirements. In recent years, various states have adopted new quantitative standards promulgated by the NAIC. These standards are designed to reduce the risk of insurance company insolvencies, in part by providing an early warning of financial or other difficulties. These standards include the NAIC's risk-based capital ("RBC") requirements. RBC requirements attempt to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The requirements provide for four different levels of regulatory attention, which implement increasing levels of regulatory control (ranging from development of an action plan to mandatory receivership). As of December 31, 2002, Keyport's capital and surplus exceeded the level at which the least severe of these regulatory attention levels would be triggered.

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

Insurance Holding Company Regulation. Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to SLOC, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. The Company did not make any dividend payments in 2002 and paid $0.1 million and $10.0 million in dividends to LFC during 2001 and 2000, respectively. In connection with its acquisition by SLC Holdings in 2001, the Company agreed not to make any dividend payments for a period of 18 months without the prior approval of the Rhode Island Insurance Department. Subsequent to the 18-month period (May 1, 2002), the amount of dividends that the Company was able to pay will be based upon current Rhode Island insurance law. In addition, no person or group may acquire, directly or indirectly, 10% or more of the voting stock or voting power of Keyport unless such person has provided certain required information to the Rhode Island and New York Departments of Business Regulation and such acquisition is approved by the Departments.

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

Competition

The Company's business activities are conducted in extremely competitive markets. Keyport competes with a large number of life insurance companies, some of which are larger and more highly capitalized and have higher ratings than Keyport. No one company dominates the industry. In addition, Keyport's products compete with alternative investment vehicles available through financial institutions, brokerage firms and investment managers. Management believes that Keyport competes principally with respect to product features, pricing, ratings and service. Management also believes that Keyport can continue to compete successfully in this market by offering innovative products and superior services. In addition, financial institutions and broker-dealers focus on the insurer's ratings for financial strength or claims-paying ability in determining whether to market the insurer's annuities.

Employees

Effective January 2002, essentially all United States employees of the Company became employees of Sun Life Assurance Company of Canada (U.S.) ("SLUS"). As a result, SLUS has assumed most of the operating expenses of the Company, including salaries and benefits, which are allocated back to the Company. The company has 6 full time employees through SLNY.

Item 2. Properties

As of December 31, 2002, the Company maintained its administrative and sales offices in leased facilities. The Company leases approximately 96,500 square feet in two facilities in downtown Boston pursuant to leases that expire in 2008. The Company also leases approximately 19,800 square feet in a single facility in Lincoln, Rhode Island, which expires in 2007. The Company sub-leases approximately 600 square feet from IFMG in Purchase, New York under a lease which expires in 2007.

Item 3. Legal Proceedings

The Company is from time to time involved in litigation incidental to its business. In the opinion of Keyport's management, the resolution of such litigation is not expected to have a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Omitted pursuant to Instruction I (2) (c) to Form 10-K.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company is a wholly-owned subsidiary of Sun Life of Canada (U.S.) Holdings, Inc.; there is no market for its common stock.

Item 6. Selected Financial Data (in thousands)
		Two-months	Ten-months Ended
	As of and for	Ended	October 31	As of and for the year ended December 31,
	the year ended	December 31	2001
	December 31,	2001	Predecessor	2000	1999	1998
	2002	Restated	Basis	Predecessor Basis

Income statement data:
Investment income	$ 802,297	$ 146,603	$ 735,641	$ 856,808	$ 805,216	$ 815,226
Interest credited	575,485	107,315	498,668	539,643	526,574	562,238
Investment spread	226,812	39,288	236,973	317,165	278,642	252,988
Net change in unrealized and
undistributed (losses) gains
in private equity limited
partnerships	(7,591)	-	(17,088)	31,604	-	-
Fee income	66,632	12,040	63,829	79,658	60,146	42,836
Operating expenses	94,724	12,499	55,710	64,875	54,424	53,544
(Loss) income before income
taxes, minority interest and
cumulative effect of
accounting changes	(28,862)	134,930	104,237	199,713	140,636	161,519
Net (loss) income	(16,225)	86,893	16,755	142,585	94,659	108,600

Balance sheet data:
Total cash and investments	$15,767,891	$15,472,117	$13,845,752	$13,886,294	$13,123,851	$13,317,878
Total assets	19,579,389	19,763,000	18,731,852	19,008,014	17,495,977	15,775,231
Stockholder's equity	1,954,280	1,746,977	1,381,914	1,280,235	1,013,388	1,135,597

The two-month period ended December 31, 2001 includes the operations of SLNY. On December 31, 2002, the Company acquired a 67% interest in SLNY, an affiliated company, in exchange for its interest in its wholly-owned subsidiary, KBL. SLNY was merged with KBL on December 31, 2002, and SLNY was the surviving entity. SLNY and Keyport are under common control. Accounting principles generally accepted in the United States (GAAP) require that the financials should be restated to the earliest year presented or to the date the entities became under common control (November 1, 2001). Minority interest has been established for a portion of the earnings not attributable to Keyport's 67% ownership. The financial condition and results of SLNY are included in the financial statements from November 1, 2001. The restatement increased the Company's assets by $518.9 million and $619.2 million at December 31, 2002 and 2001, respectively. Net income was increased by $1.2 million for the year ended December 31, 2002 and decreased by $83,000 for the two-month period ended December 31, 2001.

As a result of the acquisition of Keyport by SLC Holdings on October 31, 2001, the financial statements for the period subsequent to the acquisition are presented on a different basis of accounting than those for the periods prior to the acquisition and, therefore, are not directly comparable. For periods prior to the date of the acquisition, the balances are referred to as "Predecessor Basis."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Statement

This discussion includes forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as future product sales, volume growth, market share, market risk, interest rates and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:
o	Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company's growth and profitability.

o	Changes in interest rates and market conditions.

o	Regulatory and legislative developments.

o	Developments in consumer preferences and behavior patterns.

Change of Control

Through October 31, 2001, the Company was a wholly-owned subsidiary of LFC, which was a majority-owned, indirect subsidiary of Liberty Mutual.

On May 3, 2001, LFC announced that it had reached a definitive agreement to sell its annuity and bank marketing businesses to SLF, a Canadian holding company and parent of SLOC. The transaction was subject to customary conditions to closing, including receipt of approvals by various state insurance regulators in the U.S., certain other regulatory authorities in the U.S. and Canada and LFC's shareholders.

Effective after the close of business on October 31, 2001 all required approvals had been obtained and SLC Holdings, an indirect subsidiary of SLOC, acquired the Company for approximately $1.7 billion in cash. As part of the acquisition, SLF Holdings, another indirect subsidiary of SLOC, acquired IFMG, an affiliate of the Company. The acquisition of the Company and IFMG complements both SLF's product array and distribution capabilities and advances SLF towards its strategic goal of reaching a top 10 position in target product markets in North America. SLF also has reduced costs through economies of scale.

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

In 2002, the Company completed its valuation of certain assets acquired and liabilities assumed. The revisions decreased goodwill by $9.6 million, decreased deferred taxes by $54.9 million, increased policy liabilities by $13.0 million, increased other liabilities by $13.7 million and reduced investments and other assets by $12.8 million and $5.8 million, respectively.

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

Accounting Changes

The cumulative effect of accounting changes, net of tax, for the ten-month period ended October 31, 2001 of $60.8 million includes a loss of $54.3 million relating to the Company's adoption of No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133" (collectively hereafter referred to as the "Statement") in the quarter ended March 31, 2001 and a loss of $6.5 million relating to the adoption of Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" in the quarter ended June 30, 2001.

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

The cumulative effect reported after tax and net of related effects on deferred policy acquisition costs ("DAC") upon adoption of the Statement at January 1, 2001 decreased net income and stockholder's equity by $54.3 million. The adoption of the Statement may increase volatility in future reported income due, among other reasons, to the requirements of defining an effective hedging relationship under the Statement as opposed to certain hedges the Company believes are effective economic hedges. The Company anticipates that it will continue to utilize its current risk management philosophy, which includes the use of derivative instruments.

The Company adopted EITF Issue No. 99-20 on April 1, 2001. EITF Issue 99-20 governs the method of recognizing interest income and impairment on asset-backed investment securities. EITF Issue No. 99-20 requires the Company to update the estimate of cash flows over the life of certain retained beneficial interests in securitization transactions and purchased beneficial interests in securitized financial assets. Pursuant to EITF Issue No. 99-20, based on current information and events, if the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value and if there has been a decrease in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment should be recognized. The cumulative effect, reported after tax and net of related effects on DAC, upon adoption of EITF Issue No. 99-20 on April 1, 2001, decreased net income by $6.5 million with a related increase to accumulated other comprehensive income of $1.8 million.

Critical Accounting Policies

The Company's discussion and analysis of its financial position and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Derivative Instruments

All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (i) a hedge of the fair value of a recognized asset ("fair value hedge") or (ii) utilizes the derivative as an economic hedge ("non-designated derivative"). Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset attributable to the hedged risk, are recorded in current period operations as a component of net derivative gains (losses). Changes in the fair value of non-designated derivatives are reported in current period operations as a component of net derivative gains (losses).

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

Value of Business Acquired

The value of business acquired represents the actuarially-determined present value of projected future gross profits from policies in force at the date of their acquisition. This amount is amortized in proportion to the projected emergence of profits. Interest is accrued on the unamortized balance at the average interest crediting rate.

The value of business acquired is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss). Value of business acquired was ($27.3) million and $0.6 million at December 31, 2002 and 2001, respectively, relating to this adjustment.

Deferred Policy Acquisition Costs

DAC relate to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such acquisition costs include commissions, costs of policy issuance, and underwriting and selling expenses. These costs are deferred and amortized with interest in relation to the present value of estimated gross profits from mortality, investment spread and expense margins. This amortization is reviewed annually and adjusted retrospectively when the Company revises its estimate of current or future gross profits to be realized, including realized and unrealized gains and losses from investments.

DAC is adjusted for amounts relating to unrealized gains and losses on available for sale fixed-maturity securities. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss). The impact of this adjustment on DAC was to decrease it by $20.2 million and increase it by $0.1 million at December 31, 2002 and December 31, 2001.

Although realization of DAC is not assured, the Company believes it is more likely than not that all of these costs will be realized. The amount of DAC considered realizable, however, could be reduced in the near term if the estimates of gross profits or total revenues discussed above are reduced. The amount of amortization of DAC could be revised in the near term if any of the estimates discussed above are revised. The average assumed long-term investment spread was 150 basis points for the years ended December 31, 2002 and 2001.

Income Taxes

The Company accounts for income taxes in accordance with No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax asset will not be realized.

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

As part of the Stock Purchase Agreement between SLF and LFC, LFC was obligated to reimburse the Company for any federal, state or local taxes arising from certain tax elections under Section 338(h) of the Internal Revenue Code of 1986. LFC had given notice to the Company of certain objections it had with the calculation of these taxes. The amount in dispute was approximately $27 million. The dispute has been resolved and the recoverable amount was not adjusted.

Other-than-temporary Declines

The Company routinely reviews its portfolio of investment securities. The Company identifies any investments that require additional monitoring on a monthly basis, and carefully reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other-than-temporary. In making these reviews, the Company principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports and other externally generated information concerning the creditor's affairs. In the case of publicly traded investments, management also considers market value quotations, if available.

The net realized investment losses for the year ended December 31, 2002, the ten-month period ended October 31, 2001 and the year ended December 31, 2000 included losses of $66.8 million, $42.8 million and $16.7 million, respectively, for certain fixed maturity investments where the decline in value was determined to be other-than-temporary. As of December 31, 2002 and 2001, the carrying value of fixed maturity investments that were non-income producing was $0.5 million and $81.8 million, respectively, which constitutes 0.004% and 0.2%, respectively, of general account investments.

Goodwill

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", requires goodwill to be tested for impairment on an annual basis, or more frequently in certain circumstances. The Company performs its annual testing of goodwill for impairment during the second quarter of each year. The Company has begun to gather the appropriate information to complete the first portion of the required goodwill impairment test. The impairment test will be completed during the second quarter.

Results of Operations

As a result of the acquisition, the Company's financial statements for the period subsequent to the acquisition are presented on a different basis of accounting than those for the periods prior to the acquisition and, therefore, are not directly comparable. For periods prior to the date of the acquisition, the balances are referred to as "Predecessor Basis." Net investment income, amortization of DAC, and amortization of value of business acquired are income statement items that were significantly impacted.

On December 31, 2002, the Company acquired a 67% interest in SLNY, an affiliated company, in exchange for its interest in its wholly owned subsidiary, KBL. SLNY was merged with KBL on December 31, 2002, and SLNY was the surviving entity. SLNY and Keyport are under common control. Accounting principles generally accepted in the United States (GAAP) indicate that the financials should be restated to the earliest year presented or to the date the entities became under common control (November 1, 2001). Minority interest has been established for a portion of the earnings not attributable to Keyport's 67% ownership. The financial condition and results of SLNY are included in the financial statements from November 1, 2001. The restatement increased the Company's assets by $518.9 million and $619.2 million at December 31, 2002 and 2001, respectively. Net income was increased by $1.2 million for the year ended December 31, 2002 and decreased by $83,000 for the two-month period ended December 31, 2001.

Net income (loss) was ($16.2) million, $16.8 million, and $142.6 million for the year ended December 31, 2002, the ten-month period ended October 31, 2001 and the year ended December 31, 2000, respectively. The decrease in the year ended December 31, 2002 compared to the ten-month period ended October 31, 2001 primarily relates to the increases in net derivative losses in 2002 of $123.8 million and net realized investment losses of $18.4 million offset by a decrease in amortization expense of $49.5 million and the cumulative effect of accounting changes of $60.8 million. The decrease in the ten-month period ended October 31, 2001 compared to the year ended December 31, 2000 primarily relates to the $60.8 million cumulative effect of accounting changes and a $48.6 million decrease of the net change in unrealized and undistributed gains in private equity limited partnerships.

The net loss in 2002 does not constitute a trend. However, over the last three years the Company has experienced declines in investment spread and realized investment losses which, coupled with the volatility of net derivative gains (losses), produced a net loss in 2002. A further reduction in interest rates or continued unfavorable market conditions could result in additional losses for the Company.

Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited to policyholder balances. Investment spread was $226.8 million, $237.0 million and $317.2 million for the year ended December 31, 2002, the ten-month period ended October 31, 2001 and the year ended December 31, 2000, respectively. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage was 1.25%, 2.07% and 2.26% for the year ended December 31, 2002, the ten-month period ended October 31, 2001, and the year ended December 31, 2000, respectively. The investment spread percentage for the two-month periods ended December 31, 2002 and 2001 was 0.96% and 1.72%, respectively.

The decrease in the investment spread percentage during 2002 and in the two-month period is attributable to the new accounting basis of the assets and the decline in interest rates. The investments were marked to fair value as of November 1, 2001 and the effective yield was decreased due to the market value adjustment.

Investment income was $802.3 million, $735.6 million and $856.8 million for the year ended December 31, 2002, the ten-month period ended October 31, 2001 and the year ended December 31, 2000, respectively. The increase in investment income of $66.7 in 2002 compared to the ten month period ended October 31, 2001 is primarily attributed to the inclusion of SLNY income in 2002 ($9.6 million) and the fact that the 2002 amount is a full year. Investment income (excluding investment income from SLNY and certain income related to institutional accounts that was classified with separate account income in 2001) was $672.2 million, $735.6 million and $701.5 million for the ten-month periods ended October 31, 2002, 2001 and 2000 respectively. The decrease of $63.4 million in the ten month period ended October 31, 2002 compared to the same period in 2001 is the result of lower average investment yield ($129.1 million) offset by an increase in average invested assets ($13.2 million) and a classification adjustment for fee income of $52.5 million. The average investment yield was 5.82% for the ten-month period ended October 31, 2002 compared to 7.06% for the ten-month period ended October 31, 2001. The increase of $34.1 million in the ten month period ended October 31, 2001 compared to the same period in 2000 is the result of a higher average investment yield ($47.8 million) offset by a decrease in average invested assets ($13.7 million). The average investment yield was 6.61% for the ten-month period ended October 31, 2000 (6.74% for the year ended 2000).

The investment yield for the two-month periods ended December 31, 2002 and 2001 was 5.94% and 6.53%, respectively.

Interest credited to policyholders totaled $575.5 million, $498.7 million, $539.6 million for the year ended December 31, 2002, the ten-month period ended October 31, 2001 and the year ended December 31, 2000, respectively. The increase of $76.8 million is primarily attributable to the fact that the 2002 amount is for a full year while the 2001 amount is for a ten-month period. The average interest credited rate was 4.60% for the year ended December 31, 2001. Interest credited was $468.5 million, $498.7 million and $440.8 million for the ten-month periods ended October 31, 2002, 2001 and 2000, respectively. The decrease of $30.2 million in 2002 compared to 2001 is the result of a lower average interest credited rate ($46.6 million) offset by an increase in average policyholder liabilities ($16.4 million) for the ten-month periods ended October 31, 2002 and 2001, respectively. Policyholder balances averaged $12.4 billion ($11.1 billion of fixed products and $1.3 billion of equity-indexed annuities) compared to $12.0 billion ($10.1 billion of fixed products and $1.9 billion of equity-indexed annuities) for the ten-month periods ended October 31, 2002 and 2001, respectively. The average interest credited rate was 4.52% for the ten-month period ended October 31, 2002 compared to 4.99% for the ten-month period ended October 31, 2001.

The average interest credited rate was 4.98% and 4.78% for the two-month periods ended December 31, 2002 and 2001, respectively.

The increase of $57.9 million in 2001 compared to 2000 is the result of a higher average interest credited rate ($60.3 million) offset by a decrease in average policyholder liabilities ($2.4 million) for the ten-month periods ended October 31, 2001 and 2000, respectively. Policyholder balances averaged $12.0 billion ($10.1 billion of fixed products and $1.9 billion of equity-indexed annuities) compared to $12.1 billion ($9.7 billion of fixed products and $2.4 billion of equity-indexed annuities) for the ten-month periods ended October 31, 2001 and 2000. The average interest credited rate was 4.99% for the ten months ended October 31, 2001 compared to 4.39% for the ten-month period ended October 31, 2000.

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

Average investments in the Company's general account (based upon amortized cost and excluding institutional assets), were $12.8 billion for the year ended December 31, 2002, $12.5 billion for the ten-month period ended October 31, 2001, and $12.4 billion for the two-month period ended December 31, 2001.

Net realized investment losses were $41.1 million, $22.8 million and $35.8 million for year ended December 31, 2002, for the ten-month period ended October 31, 2001, and the year ended December 31, 2000, respectively. The net realized investment losses in 2002, 2001 and 2000 included losses of $66.8 million, $42.8 million and $16.7 million, respectively, for certain fixed maturity investments where the decline in value was determined to be other-than-temporary.

Net derivative (losses) gains were ($123.4), $100.0 million and $0.4 million for the year ended December 31, 2002, the two month period ended December 31, 2001, and for the ten month period ended October 31, 2001, respectively. Net derivative (losses) gains represent fair value changes of non-designated derivatives and the ineffective portion of fair value hedges, net of related effects on DAC and VOBA.

All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a hedge of the fair value of a recognized asset ("fair value hedge") or (2) utilizes the derivative as an economic hedge ("non-designated derivative"). Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset attributable to the hedged risk, are recorded in current period operations as a component of net derivative (losses) gains. Changes in the fair value of non-designated derivatives are reported in current period operations as a component of net derivative (losses) gains.

The Company issues equity-indexed annuity contracts that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is bifurcated from the host contract (annuity contract), is carried at fair value, and is considered a non-designated derivative. The Company purchases call options and futures on the S&P 500 Index to economically hedge its obligation under the annuity contract to provide returns based upon that index. The call options and futures are non-designated derivatives. In addition, the Company utilizes non-designated total return swap agreements to hedge certain policyholder obligations (classified as separate account liabilities through October 31, 2001).

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements. Interest rate swap agreements are agreements to exchange with a counterparty, interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The interest rate swap agreements were designated and qualified as fair value hedges. The ineffective portion of the fair value hedges, net of related effects on DAC, resulted in a loss of $2.6 million for the ten-month period ended October 31, 2001.

Effective November 1, 2001, in conformity with SLOC accounting policies, the Company discontinued hedge accounting and classified the interest rate swap agreements as non-designated derivatives. The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with the provisions of SFAS 133 was not justified. The decrease in the swap values, net of related effects on the value of business acquired and DAC, resulted in a (decrease) increase to income of ($113.7) million and $64.9 million for the year ended December 31, 2002 and for the two-month period ended December 31, 2001, respectively. The change in values of the call options, futures, and the embedded derivative, net of related effects on the value of business acquired and DAC, (decreased) increased income by ($9.7) and $35.1 million for the year ended December 31, 2002 and for the two-month period ended December 31, 2001, respectively.

Equity income of private limited partnerships primarily represents increases (decreases) in the fair value of the underlying investments of the private equity limited partnerships ("partnerships") for which the Company has ownership interests in excess of 3%. Partnerships, which are included in other invested assets, are accounted for on either the cost method or equity method. The equity method of accounting is used for all partnerships in which the Company has an ownership interest in excess of 3%. Partnerships amounted to $258.0 million at December 31, 2002.

The net change of ($7.6) million, ($17.1) million and $31.6 million in unrealized and undistributed (losses) gains is recorded net of the related amortization of the value of business acquired and DAC of $1.3 million, $31.7 million and ($58.8) million for the year ended December 31, 2002, the ten-month period ended October 30, 2001, and the year ended December 31, 2000, respectively. The financial information for these investments is obtained directly from the partnerships on a periodic basis. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments.

Premiums are SLNY's premiums for life insurance contracts. Premiums were $20.3 million and $4.1 million for the year ended December 31, 2002 and the two-month period ended December 31, 2001.

Surrender charges are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $29.3 million ($5.9 million relating to SLNY), $13.6 million and $24.2 million for the year ended December 31, 2002, the ten-month period ended October 31, 2001 and the year ended December 31, 2000, respectively.

Total annuity withdrawals represented 15.5%, 19.2% and 16.2% of the total average annuity policyholder and separate account balances for the year ended December 31, 2002, the ten-month period ended October 31, 2001 and the year ended December 31, 2000, respectively. High surrenders are primarily due to increased competition from other investment products.

Separate account income is primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $30.6 million, $30.9 million and $39.3 million for the year ended December 31, 2002, the ten-month period ended October 31, 2001 and the year ended December 31, 2000, respectively. Variable product fees represented 1.36%, 1.42% and 1.45% of average variable annuity and variable life separate account balances for the year ended December 31, 2002, the ten-month period ended October 31, 2001 and the year ended December 31, 2000, respectively. Prior to November 1, 2001, net spread from institutional contracts was included in separate account income. Net spread from institutional contracts was $13.6 million and $4.2 million for the ten-month period ended October 31, 2001 and for the year ended December 31, 2000, respectively.

Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the levels of assets under management, which are affected by product sales, redemptions and changes in the market values of the investments managed. Management fees were $6.8 million, $5.7 million and $6.2 million for the year ended December 31, 2002, the ten-month period ended October 31, 2001 and the year ended December 31, 2000, respectively. Average separate account assets were $2.2 billion and $2.6 billion for the years ended December 31, 2002 and 2001, respectively.

Policy Benefits are primarily death and disability benefits related to traditional insurance products issued by SLNY, as well as death benefits related to annuity products and the closed block of SPWL in which the death benefit exceeds the account value. Policy benefits were $29.5 million, $4.9 million and $5.0 million for the year ended December 31, 2002, the ten-month period ended October 31, 2001 and the year ended December 31, 2000, respectively. The increase in policy benefits from 2001 to 2002 is primarily attributed to SLNY's policy benefits of $19.7 included in the 2002 balance. In addition, the 2002 amount is for a full year while the 2001 amount reflects a ten-month period only.

Operating expenses primarily represent compensation, general and administrative expenses. Effective January 1, 2002 essentially all employee and other operating expenses were transferred to Sun Life Assurance Company of Canada (U.S.) ("SLUS"), a subsidiary of SLF. In accordance with a tri-party management service agreement among SLF, SLOC and the Company, SLUS allocates operating expenses back to the Company. Management believes intercompany expenses are calculated on a reasonable basis. However, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand alone basis.

Operating expenses were $94.7 million, $55.7 million and $64.9 million for the year ended December 31, 2002, the ten-month period ended October 31, 2001 and the year ended December 31, 2000, respectively. The increase in operating expenses from 2001 to 2002 is attributed to the fact that the 2002 amount is for a full year and the 2001 amount is for a ten-month period. In addition, the 2002 amount includes SLNY's operating expenses of $9.5 as well as the interest expense of $4.1 million relating to the $380 million promissory note issued to Sun Life (Hungary) Group Financing Limited Liability Company. The increase in operating expenses for the ten-month period ended October 31, 2001 compared to the year ended December 31, 2000 is primarily due to higher compensation related expenses.

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

Deferred policy acquisition costs, net of amortization and adjustment for amounts relating to unrealized gains and losses on available for sale fixed-maturity securities, amounted to $209.8 million at December 31, 2002. This amount represents the cost of acquiring new business since November 1, 2001.

Amortization of DAC was $23.2 million, $95.5 million, and $116.1 million for the year ended December 31, 2002, the ten-month period ended October 31, 2001 and the year ended December 31, 2000, respectively. Amortization expense represented 9.0%, 33.4% and 28.3% of investment spread and separate account fees for the year ended December 31, 2002, the ten-month period ended October 31, 2001 and the year ended December 31, 2000, respectively. The decrease in amortization of DAC in the current year compared to prior periods is due to the acquisition of the company on November 1, 2001. In September 2001, an additional $5.4 million of deferred policy acquisition cost was amortized based upon revised estimates of future gross profits. Excluding the prospective unlocking adjustment of $5.4 million, amortization of deferred policy acquisition cost as a percent of investment spread and separate account fees would have been 31.4% for the ten-month period ended October 31, 2001.

Amortization of value of business acquired relates to the actuarial-determined present value of projected future gross profits from policies in force at the date of the Company's acquisition. This amount is amortized in proportion to the projected emergence of profits over the estimated lives of the contracts. Interest is accrued on the unamortized balance. Amortization of value of business acquired was $22.7 million and $3.8 million for the year ended December 31, 2002 and for the two-month period ended December 31, 2001, respectively. Value of business acquired, net of amortization and adjustment for amounts relating to unrealized gains and losses on available for sale fixed-maturity securities, amounted to $57.7 million at December 31, 2002. The increase in amortization in 2002 compared to the prior period is due to the acquisitions of the company on November 1, 2001.

Federal income tax (benefit) expense was ($11.0) million, $26.6 million and $57.1 million or 38.44%, 25.56% and 28.61% of pretax income for the year ended December 31, 2002, the ten-month period ended October 31, 2001 and the year ended December 31, 2000, respectively. The lower effective tax rate in 2001 is attributable to the release of a portion of a valuation allowance for unrealized capital losses in the "available for sale" investment portfolio established prior to 2001, which reduced expense for the ten month period ended October 31, 2001 and for the year ended December 31, 2000.

Minority Interest relates to SLUS's 33% ownership interest of SLNY. On December 31, 2002, the Company acquired a 67% interest in SLNY, an affiliated company, in exchange for its interest in its wholly owned subsidiary, KBL. SLNY was merged with KBL on December 31, 2002 and SLNY was the surviving entity. The Company's net income (loss) is decreased by SLUS's 33% minority interest share of $(1.6) million and $0.8 million for the year ended December 31, 2002 and the two-month period ended December 31, 2001.

Financial Condition

Stockholder's Equity was $1.954 billion and $1.747 billion at December 31, 2002 and 2001, respectively. The increase is attributable to the accumulated comprehensive income of $230.3 million offset by the net loss of $16.2 million and dividends of $6.7 million.

Investments

The Company's general investment policy is to hold fixed maturity investments for long-term investment and, accordingly, the Company does not have a trading portfolio. To provide for maximum portfolio flexibility and appropriate tax planning, the Company classifies its entire fixed maturity portfolio as "available for sale" and carries such investments at fair value.

The Company held $15.3 billion and $13.4 billion in invested assets at December 31, 2002 and 2001, respectively. The Company pursues a high-quality, well-diversified portfolio strategy that is appropriate for its general fund obligations. The investment function is a critical component of the Company's business given the role invested assets play in supporting our product lines and the direct impact of investment results on profitability.

Asset/Liability Risk Management

The Company's primary investment objective is to maximize after-tax returns on the products issued within acceptable risk parameters. The Company is exposed to two primary types of investment risk:

o	Interest rate risk, meaning changes in the market value of fixed maturity securities and certain interest-sensitive liabilities as interest rates change over time, and
o	Credit risk, meaning uncertainties associated with the continued ability of an obligor to make timely payments of principal and interest.

For a more detailed discussion of the Company's interest rate risk management policies, practices and procedures, please see the Interest Rate Risk Management section in the Quantitative and Qualitative Disclosures about Market Risk section of this document.

The Company manages exposure to credit risk through internal analyses of a given investment. The Company's corporate bond staff applies a wide range of qualitative input and quantitative tools in assessing an issuer's credit risk. The credit analysts apply industry and financial knowledge to assess an issuer's ability to succeed within a broader economic framework. The Company's analysts work with legal staff and portfolio management to assess transaction structure and risks to promote appropriate covenant protection as well as investment diversification and asset allocation. The Company relies on its credit team's ability to analyze a wide range of public and private bond issues and structures and to acquire the investments needed to profitably fund the Company's liability requirements.

The Company regularly reviews its bond portfolios relative to any change in specific issuer performance, external and internal ratings, industry conditions, financial ratios, and changes in investment value. Such analysis is undertaken to determine that the integrity of the Company's investments remains sound and to review for other-than-temporary impairments.

Within the pricing of the Company's products, it has embedded provisions for expected default losses over the long term. This expectation is reassessed on a regular basis to determine the adequacy of the provision. However, actual losses may prove to be above or below the expected loss rate. The overall economic environment will also impact the market value of the portfolio through both interest rate changes and the response of credit spreads to changes in the business cycle. The Company's credit function and capital base generally permit it to pursue a buy and hold strategy which balances assets and liabilities with the intent of withstanding near-term swings in the broader economy.

The composition of the investments in the Company's general account portfolio is as follows at December 31 (in thousands):
	2002		2001

	Carrying Value	% of Total	Carrying Value	% of Total

Fixed maturity securities	$14,219,184	92.8%	$12,108,767	90.7%
Mortgage loans	169,567	1.1%	31,124	0.2%
Policy loans	642,712	4.2%	636,351	4.8%
Equity securities	1,127	0.0%	39,658	0.3%
Real estate	-	0.0%	-	0.0%
Other invested assets	280,465	1.8%	521,259	3.9%
Short-term investments	6,390	0.042%	17,758	0.1%
	$15,319,445	100.0%	$13,354,917	100.0%

The fixed maturity portion of the portfolio consists of publicly traded and privately placed debt securities. The Company diversifies its fixed maturities by industry sectors, government (domestic and foreign), and mortgaged-back and asset-backed securities. Asset-backed securities include structured equipment and receivable investments.

The following table provides the composition of the Company's fixed maturity portfolio by sector and the unrealized gains and losses contained therein as of December 31, 2002 (in thousands):
	Total Fair Value	Net Unrealized Gain (Loss)	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
Asset backed and mortgage backed securities	$ 5,238,318	$ 80,021	$ 4,294,501	$ 161,843	$ 943,816	$ (81,822)
Foreign government and agency	100,350	12,504	95,346	12,512	5,004	(8)
States & political subdivisions	1,745	96	1,745	96	-	-
U.S. treasury & agency securities	603,488	13,861	523,660	14,842	79,827	(981)

Corporate Securities:
Basic Industry	330,778	16,818	314,404	16,874	16,374	(56)
Capital Goods	395,076	24,635	346,165	25,960	48,911	(1,325)
Communications	820,587	32,652	709,608	42,982	110,979	(10,330)
Consumer cyclical	784,154	40,091	681,464	41,818	102,690	(1,727)
Consumer non-cyclical	448,476	18,946	386,716	22,489	61,760	(3,543)
Energy	552,379	15,290	498,317	27,270	54,062	(11,980)
Finance	3,016,762	95,881	2,623,255	117,824	393,507	(21,943)
Industrial other	143,409	5,524	132,150	5,782	11,259	(258)
Technology	67,520	1,226	45,657	1,928	21,863	(702)
Transportation	504,363	(1,297)	370,807	23,742	133,556	(25,039)
Utilities	1,211,779	4,204	999,925	47,016	211,854	(42,812)
Total corporate	8,275,283	253,970	7,108,468	373,685	1,166,815	(119,715)

Total fixed maturity securities	$ 14,219,184	$ 360,452	$ 12,023,720	$ 562,978	$ 2,195,462	$ (202,526)

As of December 31, 2002 the portfolio carried $562.9 million in gross unrealized gains relative to $202.5 million in unrealized losses. As a percent of carrying value, the largest contributors of unrealized losses were found in the Transportation, Utilities, Energy and Communications sectors. Basic Industries and Consumer Cyclical stand out as experiencing the smallest gross unrealized losses as a percent of total carrying value. A brief discussion concerning the industry segments of our corporate bond holdings is as follows:

o

Basic Industry: The Basic Industry sector is composed of the chemicals, metals and paper & forest products industries. Broadly, these sectors supply commodity products for use as an end product or as input for higher value-added goods. Demand typically fluctuates with the strength of the economy. As would be expected, continued weak demand has led to falling unit prices, lower capacity utilization, and declining profitability for many industry participants. Those companies with highly leveraged balance sheets may have experienced ratings deterioration to below investment grade classifications, or are at risk for such. A rebound in industry profitability may be delayed until the domestic and/or world economies show prolonged strength and capital spending resumes. In the interim, the portfolios are comprised of well-run companies with specialty niches or with dominant industry positions that have allowed them to withstand the market weakness and avoid significant market-value deterioration.

o

Capital Goods: Capital Goods is a large, diverse industrial sector encompassing the aerospace & defense, building material, construction machinery, diversified manufacturing, and environmental sectors. In 2002, aerospace continued to be negatively effected by the events of September 11 further exacerbated by weak economic conditions. Defense, on the other hand, benefited from the recent military buildup and increased budgets for homeland defense. Building materials was weaker due to reduced commercial construction. Although construction machinery demand had been underperforming, in general, the Company has seen improved balance sheets and operational efficiencies as these firms position for market recovery. In the environmental service sector poor economic conditions have affected volume and revenue growth, yet companies in this sector continue to apply strong free cash flow to improve their financial flexibility. While the capital goods subsectors have had varying operating histories, the Company is comfortable with issuer concentration and prospects.

o

Communications: The Communications sector is made up of media-cable, media-non cable, telecom-wireless, and telecom-wireline. Communications, especially telecommunications, came under severe pressure in 2002. Significant overcapacity in certain business lines, technological substitution, intense competition, general economic weakness, and, accounting scandals led to extreme volatility in bond prices and high-profile defaults. The Company's portfolio was not immune to these developments. The Company's overall strategy has been to overweight companies with stronger and improving balance sheets, such as the regional bell operating companies and rural local exchange carriers; wireless companies with better competitive positions; diversified telecommunication and media companies; and the more recession-resistant cable sector. A significant portion of the portfolio is invested at the operating company level, which generally fares better under difficult scenarios. Pressures on these sectors have moderated to a significant extent, and the Company expects to see further improvements to credit quality from increased free cash flows, further boosted by any improvement in the economy. The Company intends to hold stressed but performing investments until they recover.

o

Consumer Cyclicals: Consumer Cyclicals is a large diverse industrial category comprising the automotive, entertainment, gaming, home construction, service and textile sectors. In 2002, the automotive sector experienced significant pricing pressures, reduced earnings and balance sheet problems. Automotive companies suffered significant balance sheet deterioration from underfunded pension plans resulting from declining capital markets. Although auto demand in 2003 is expected to be similar to 2002, improvement is expected for 2004. Many retailers experienced a particularly challenging environment due to industry consolidation, guarded consumer spending, increased competition, and limited pricing power. Entertainment and gaming sectors had a relatively strong year. The Company has no exposure to the textile industry and limited exposure to the services industry. The Company continues to closely watch sector performance and has positioned the portfolio to focus on industry leaders or bond issues with attractive collateral.

o

Consumer Noncyclical: The Consumer Noncyclical sector is comprised of consumer product, food and beverage, healthcare, pharmaceutical, and supermarket companies. In a year of economic weakness and record debt defaults, the consumer products sector continued to be characterized as one of a safe haven, and, thus outperformed most sectors in 2002. The Company's analysis suggest that the broad sector will continue be a good relative performer under most economic scenarios. Sector weakness was concentrated in the supermarket sub sector for 2002. Supermarkets suffered from both a weaker economy and a change in the competitive structure of the industry. As consumers have become price sensitive in weak economic times, many have turned away from traditional grocers and turned to non-traditional food retailers such as supercenters and membership clubs. Yet, healthy free cash flow levels provide supermarket operators with financial flexibility and support investment stability.

o

Energy: The Energy sector encompasses the oil and gas industries. Higher commodity prices in the second half of 2002 contributed to the earnings of most oil and gas companies - namely exploration & production, integrateds and, to a lesser extent, refineries. Investments in these sectors, in general, provided solid returns during the year. Oil field services, however, did not fare as well due to a redirection by the integrateds towards increasing reserves through acquisition rather than exploration. Political turmoil in Venezuela caused that country's oil production to suffer near complete shutdown after workers went on strike at the oilfields and refineries. Although bond values of Venezuela's national oil company suffered considerable declines, the structure of the Company's holdings in this entity continues to provide investment protection.

o

Finance: The Finance sector encompasses banks, independent and captive finance companies, insurance companies, broker-dealers and real estate investment trusts ("REITs"). With a few notable exceptions, bonds in this broad sector performed well in 2002. Banks benefited from near historic low interest rates, which served to improve net interest margins. Banks continued to show restraint in commercial lending, focusing on consumer lending for growth. Deteriorating credit quality, especially in commercial and industrial portfolios, led to marked increases in provisioning and charge-offs. Bonds of independent finance companies were quite volatile in 2002, owing mostly to the on-again, off-again divestiture of one large commercial finance company and to the myriad of negative headlines of one large consumer finance company. Bond prices rallied in the latter part of 2002. Finance companies exposed to aircraft leasing suffered the effects of the downturn in air travel and the bankruptcies of major airlines. The performance of the captive finance bonds largely followed that of their parents. The bonds of life insurance companies under-performed in 2002 owing mostly to the dismal stock market performance which eroded variable annuity sales and account values. Life insurers were forced to accelerate deferred costs and to increase reserves for guaranteed minimum death benefits. Life insurers were also affected by lower interest rates, which lowered the yield on bond portfolios, and by the wave of downgrades and defaults of corporate bonds. Property-casualty insurers benefited from a hardening of prices, tempered somewhat by renewed asbestos headline risk, lower interest rates which lowered bond portfolio yields, and downgrades and defaults of corporate bond portfolios.

The bonds of broker-dealers fared well despite a very difficult operating environment characterized by a drought of equity initial public offerings ("IPOs"), equity underwriting and merger and acquisition activity. Broker-dealers were also plagued by negative headlines concerning biased research reports, conflicts of interest and IPO allocation processes. The recent performance of REITs has been strong, due to the defensive nature of the underlying assets and the sector's adherence to conservative credit covenants and policies. While real estate fundamentals may continue to weaken, it is anticipated that REIT debt will continue to be insulated from any significant credit or market value deterioration.

o

Technology: The Technology sector is comprised of computer hardware manufacturers, makers of mainframe, client/server and personal computers as well as computer software and services manufacturers. The fundamentals of the technology sector remained weak as global information technology ("IT") spending remained severely depressed in 2002. Industry analysts have indicated that there is no near term catalyst that could restore sales back to the levels seen in the late 1990s, when strong demand driven by the technological advancement of PCs, cell phones and telecom equipment often outpaced supply growth. Currently, excess supply continues to undermine pricing. Most industry analysts expect a modest improvement in IT spending this year after several years of depressed demand. The Company remains comfortable with its limited issuer and industry exposure in this sector.

o

Transportation: The Transportation category includes airlines, railroads, trucking and shipping companies. Most of these sectors are experiencing some effects from the cyclical downturn. However, the airline industry has been particularly hard hit with demand reduced by the events of September 11, the weak economy and structural changes to the industry. As such, the domestic airline industry posted a historic loss of $9.0 billion in 2002. Two major airlines United Airlines and U.S. Airways, filed for Chapter 11 protection. The Company generally lends to the industry on a secured basis. Thus, the emphasis of recovery values is based on the collateral backing the secured financings. These secured airline financing are of two types, Equipment Trust Certificates (ETC's) and Enhanced Equipment Trust Certificates (EETCs). The ETC's have an initial 80% loan-to-value ratio and the EETCs senior tranches had an initial 40-50% loan-to-value ratio and include a provision for a third party to pay interest for eighteen months from default. Although the Company has experienced a fair amount of deterioration in the airline component of the transportation portfolio in 2002, it is provided protection due to the secured nature of the Company's holdings.

o

Utilities: The Utilities sector includes regulated electric and gas utilities, regulated interstate pipelines, merchant energy companies and independent power projects. The continuation of unresolved California energy crisis issues as well as the fallout from the late 2001 Enron bankruptcy, Federal Energy Regulatory Commission and Securities and Exchange Commission investigations, accounting restatements, accounting rule changes, shareholder litigation, and depressed commodity prices placed unprecedented pressure on the sector. Liquidity became the primary focus for the sector, a situation greatly exacerbated by rapid, and in some cases, multiple level downgrades by the credit rating agencies. The Company's portfolio is diversified to include many regulated utilities, interstate pipelines and utility holding companies that have been less affected during the year. In the cases where the portfolio's utility holdings have been negatively impacted, ongoing analysis of both firm-specific asset values and projected industry economics drive the Company's investment conclusions. In fact, the Company expects the industry to benefit in the intermediate term from a strong focus on balance sheet repair, including reduced capital expenditure, reduced dividends, asset sales and equity issuance. The ongoing progress in industry restructuring supports the Company's intention to hold its positions until maturity or recovery.

The Securities Valuation Office (SVO) of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's ("S&P") and Moody's (i.e., BBB-/Baa3 or higher), while Categories 3-6 are the equivalent of below-investment grade securities.

The majority of the fixed maturity investments are investment grade, with 95.8% of fixed maturity securities classified as Category 1 and 2 by the SVO as of December 31, 2002. Below investment grade bonds were 4.2% of fixed maturity investments and 3.9 % of total invested assets as of December 31, 2002. The following table provides the SVO ratings for the Company's bond portfolio along with an equivalent S&P rating agency designation at December 31, 2002 (in thousands):
SVO Rating	S&P Equivalent Designation	Fair Value of Securities	% of Total

1	AAA/AA/A	$ 8,756,259	61.6%
2	BBB	4,867,050	34.2%
3	BB	372,611	2.6%
4	B	128,988	1.0%
5	CCC and Lower	47,108	0.3%
6	In or near default	47,168	0.3%
		$ 14,219,184	100.0%

The following table shows the composition by credit quality of the securities with gross unrealized losses in the Company's fixed maturity securities portfolio at December 31, 2002 (in thousands):
SVO Rating	S&P Equivalent Designation	Fair Value of Securities with Unrealized Losses	% of Total	Unrealized Losses	% of Total

1	AAA/AA/A	$ 1,223,024	55.7%	(49,749)	24.6%
2	BBB	612,750	27.9%	(55,057)	27.2%
3	BB	236,628	10.8%	(45,449)	22.4%
4	B	51,145	2.3%	(22,928)	11.3%
5	CCC and Lower	39,093	1.8%	(18,335)	9.1%
6	In or near default	32,822	1.5%	(11,008)	5.4%
		$ 2,195,462	100.0%	(202,526)	100.0%

At December 31, 2002, $104.8 million, or 51.8%, of the gross unrealized losses are on securities that are rated investment grade. In general, unrealized losses on investment grade securities reflect changes in interest rates or changes in credit spreads since the securities were acquired and these losses are generally considered to be temporary in nature. The Company's policy is to subject any security with a gross unrealized loss of greater than 20% to a comprehensive asset impairment process. Securities at any level of the SVO rating scale would be subject to such review should a drop in market valuation or any other event signal a potential problem.

The Company has a comprehensive process in place to identify potential problem securities that could have an impairment that is other-than-temporary. At the end of each quarter, all securities with a market value below 80% of amortized cost are reviewed. An analysis is undertaken to determine whether this decline in market value is other-than-temporary. The Company's process focuses on issuer operating performance as well as overall industry and market conditions. Any deterioration in operating performance is assessed relative to the impact on financial ratios including leverage and coverage measures specific to an industry and relative to any investment covenants. Additionally, the Company's analysis assesses each issuer's ability to service its debts in a timely fashion, the length of time the security has been trading below 80% of amortized cost, rating agency actions, and any other key developments. The Chief Investment Officer and the Chief Financial Officer review the results of the impairment analysis.

Securities that have been triggered for the impairment review process may either be determined to be impaired or placed on a watchlist for monitoring. Should it be determined that a security is impaired the Company may sell the security and realize a loss or hold the security following an appropriate adjustment in carrying value to reflect expected recovery. During 2002 and 2001, the Company incurred write-downs of fixed maturities totaling $66.8 million and $42.3 million for other-than-temporary impairment. The 2002 write-downs reflect impairments primarily relating to the airline, energy, communications and utilities sectors. Realized losses on the voluntary disposal of fixed maturity securities totaled $128.6 million in 2002 compared to $17.3 million in 2001.

The carrying value of fixed maturity securities with unrealized losses by maturity date at December 31, 2002 was as follows (in thousands):

Maturity	Fair Value of Securities with Unrealized Losses	Gross Unrealized Losses

Due in one year or less	$ 154,455	$ (2,343)
Due after one year through five years	397,431	(31,356)
Due after five years through ten years	331,261	(50,271)
Due after ten years	368,499	(36,734)
	1,251,646	(120,704)
Asset-backed securities	943,816	(81,822)
Total	$ 2,195,462	$ (202,526)

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

This discussion covers market risks associated with investment portfolios that support the Company's general account liabilities. This discussion does not cover market risks associated with those investment portfolios that support separate account products. For those products, the policyholder, rather than the Company, assumes market risks.

The Company has investment policies and guidelines that define the overall framework for managing market and other investment risks, including the management accountability and controls over these activities. In addition, the Company has specific investment policies that delineate the investment limits and strategies that are appropriate given the Company's liquidity, surplus, product and regulatory requirements.

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

Changes in the level of domestic interest rates affect the market value of fixed interest assets and liabilities. The Company manages risks from wide fluctuations in interest using analytical and modeling software acquired from outside vendors. Important assumptions include the timing of cash flows on mortgage-related assets and liabilities subject to policyholder surrenders.

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

The Company's Interest Rate Risk Committee meets monthly. After reviewing duration analyses, market conditions and forecasts, the Committee develops specific asset management strategies. These strategies may involve managing to achieve small intentional mismatches, either in terms of total effective duration or for certain key rate durations, between the liabilities and assets. The Company manages these mismatches to a tolerance range of plus or minus 1.0. At December 31, 2002 and 2001, the estimated difference between the Company's asset and liability duration was approximately 0.1 and 0.5, respectively. This positive duration gap indicates that the fair value of the Company's assets is somewhat more sensitive to interest rate movements than the fair value of its liabilities.

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

Liabilities categorized as financial instruments and held in the Company's general account at December 31, 2002 had a fair value of $14.3 billion. Fixed income investments supporting those liabilities had a fair value of $14.2 billion at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on December 31, 2002. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $483.6 million (for an adjusted total of approximately $13.9 billion) and the corresponding assets would show a net increase of $468.0 million (for an adjusted total of approximately $15.0 billion).

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

The Company produced these estimates using computer models. Since these models reflect assumptions about the future, they contain an element of uncertainty. For example, the models contain assumptions about future policyholder behavior and asset cash flows. Actual policyholder behavior and asset cash flows could differ from what the models show. As a result, the models' estimates of duration and market values may not reflect what actually would occur. The models are further limited by the fact that they do not provide for the possibility that management action could be taken to mitigate adverse results. The Company believes that, all other factors being equal, this limitation will tend to cause the models to produce estimates that are generally worse than one might actually expect.

Based on its processes for analyzing and managing interest rate risk, the Company's management believes its exposure to interest rate changes will not materially affect its near-term financial position, results of operations, or cash flows.

Equity Price Risk

Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock or stock index. At December 31, 2002 and 2001, the Company had approximately $1.1 million and $39.6 million, respectively, in common stocks and $20.1 million and $56.1 million, respectively, in call options.

At December 31, 2002 and 2001, the Company had $1.5 billion and $1.4 billion, respectively, in equity-indexed annuity liabilities that provide customers with contractually guaranteed participation in price appreciation of the Standard & Poor's 500 Composite Price Index ("S&P 500 Index"). The Company purchases equity-indexed options and futures to hedge the risk associated with the price appreciation component of equity-indexed annuity liabilities.

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

Based upon the information and assumptions the Company used in its stress-test scenarios at December 31, 2002 and 2001, management estimates that if the S&P 500 Index increases by 10%, the net fair value of its assets and liabilities described above would increase (decrease) by approximately $0.4 million and $1.0 million, respectively. If the S&P 500 Index decreases by 10%, management estimates that the net fair value of its assets and liabilities will increase by approximately $(0.7) million and $3.6 million, respectively. If option implied volatilities increase by 100 basis points, management estimates that the net fair value of its assets and liabilities will decrease by approximately $0.8 million and $.3 million, respectively.

The simulations do not consider the effects of other changes in market conditions that could accompany changes in the equity option and futures markets including the effects of changes in implied dividend yields, interest rates, and equity-indexed annuity policy surrenders.

Derivatives

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate and total return swap agreements and interest rate cap agreements to match assets more closely to liabilities. Interest rate swap agreements are agreements to exchange with counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. A total return swap agreement is an agreement to exchange payments based upon an underlying notional balance and changes in variable rate and total return indices. The Company utilizes total return swap agreements to hedge its obligations related to certain institutional account liabilities. The Company had 88 outstanding swap agreements with an aggregate notional principal amount of $3.9 billion and $3.2 billion as of December 31, 2002 and 2001, respectively.

Cap agreements are agreements with a counterparty that require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising interest rates. The Company had no outstanding interest rate cap agreements as of December 31, 2002 and 2001.

With respect to the Company's equity-indexed annuities and institutional account liabilities, the Company buys call options, futures and certain total return swap agreements based on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $20.1 million and $56.1 million as of December 31, 2002 and 2001, respectively. The Company had open futures with a fair value of $5.2 million and $0.2 million as of December 31, 2002 and 2001, respectively. The Company had total return swap agreements with a carrying value of $165.0 million and $41.7 million as of December 31, 2002 and 2001, respectively.

There are risks associated with some of the techniques the Company uses to match its assets and liabilities. The primary risk associated with swap, cap and call option agreements is counterparty nonperformance. The Company believes that the counterparties to its swap, cap and call option agreements are financially responsible and that the counterparty risk associated with these transactions is minimal. Future contracts trade on organized exchanges and, therefore, have minimal credit risk. In addition, swap and cap agreements have interest rate risk and call options, futures and certain total return swap agreements have stock market risk. These swap and cap agreements hedge fixed-rate assets and the Company expects that any interest rate movements that adversely affect the market value of swap agreements would be offset by changes in the market values of such fixed-rate assets. However, there can be no assurance that these hedges will be effective in offsetting the potential adverse effects of changes in interest rates. Similarly, the call options, futures and certain total return swap agreements hedge the Company's obligations to provide returns on equity-indexed annuities and institutional account liabilities based upon the S&P 500 Index, and the Company believes that any stock market movements that adversely affect the market value of S&P 500 Index call options, futures and certain total return swap agreements would be substantially offset by a reduction in policyholder and institutional account liabilities. However, there can be no assurance that these hedges will be effective in offsetting the potentially adverse effects of changes in S&P 500 Index levels. The Company's profitability could be adversely affected if the value of its swap and cap agreements increase less than (or decrease more than) the change in the market value of its fixed rate assets and/or if the value of its S&P Index 500 call options, futures and certain total return swap agreements increase less than (or decrease more than) the value of the guarantees made to equity-indexed and institutional account policyholders.

Liquidity and Capital Resources

The Company's liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses, policy acquisition costs, and investment purchases. The Company generates cash from annuity premiums, deposits, net investment income, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At December 31, 2002, $13.2 billion, or 92.8%, of the Company's general account investments are considered readily marketable.

To the extent that unanticipated surrenders cause the Company to sell for liquidity purposes a material amount of securities prior to their maturity, such surrenders could have a material adverse effect on the Company. Although no assurance can be given, the Company believes that liquidity to fund withdrawals would be available through incoming cash flow or the sale of short-term or floating-rate instruments, thereby precluding the sale of fixed maturity investments in a potentially unfavorable market. In addition, the Company's fixed-rate products incorporate surrender charges to encourage retention of policyholder balances.

Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to its parent, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island (May 1, 2003). In connection with its acquisition by SLC Holdings in 2001, the Company agreed not to make any dividend payments for a period of 18 months without the prior approval of the Rhode Island Insurance Department. Subsequent to the 18-month period, the amount of dividends that the Company will be able to pay will be based upon current Rhode Island insurance law.

Based upon the historical cash flow of the Company, its current financial condition and its expectation that there will not be a material adverse change in the results of operations of the Company and its subsidiaries during the next twelve months, the Company believes that cash flow provided by operating activities over this period will provide sufficient liquidity to meet its liquidity needs.

On July 25, 2002, the Company issued a $380,000,000 promissory note at 5.76% to an affiliate, Sun Life (Hungary) Group Financing Limited Liability Company, which matures on June 30, 2012. The Company will pay interest semi-annually beginning December 31, 2002. The proceeds of the note were used to purchase fixed rate corporate and government bonds.

Item 8. Consolidated Financial Statements and Supplementary Data

The Company's consolidated financial statements begin on page F-1. Reference is made to the Index to Financial Statements on page 34 herein.

Additional financial statement schedules are included on pages S-1 and S-2 herein. Reference is made to the Index to Financial Statement Schedules on page 34 herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On May 16, 2002, the Company filed a Current Report on Form 8-K in which it stated that on May 9, 2002 the board of directors of the Company voted to accept the recommendation of its audit committee to change its certifying accountant from Ernst & Young LLP to Deloitte & Touche LLP. This decision, which was effective immediately, follows the transfer in ownership of the Company from Liberty Financial Companies, Inc. ("LFC") to Sun Life Assurance Company of Canada ("Sun Life Assurance"). Since Sun Life Assurance acquired the Company, the board of directors of Sun Life Financial Services of Canada Inc. ("Sun Life Financial"), the ultimate parent company of Sun Life Assurance and the Company, reviewed its audit relationship and those of each of its subsidiaries in order to comply with the Canadian Insurance Companies Act, which requires Sun Life Financial to use the same accounting firm as certifying accountant for all of its material subsidiaries. As a result, it was decided that Deloitte & Touche LLP serve as the certifying accountants for all of its material subsidiaries.

Prior to the acquisition of the Company by Sun Life Assurance, subsidiaries of Sun Life Financial utilized Ernst & Young LLP to provide non-audit consulting services. It is anticipated that such subsidiaries, including the Company, will continue to do so. The dismissal of Ernst & Young LLP and the appointment of Deloitte & Touche LLP as certifying accountants for the Company was not based on any disagreement between Keyport and Ernst & Young LLP.

PART III

Item 10. Directors and Executive Officers of the Registrant

Omitted pursuant to Instruction I (2) (c) to Form 10-K.

Item 11. Executive Compensation

Omitted pursuant to Instruction I (2) (c) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to Instruction I (2) (c) to Form 10-K.

Item 13. Certain Relationships and Related Transactions

Omitted pursuant to Instruction I (2) (c) to Form 10-K.

Item 14. Controls and Procedures

Based on an evaluation as of a date within 90 days prior to the filing date of this annual report, the registrant's principal executive officer and principal financial officer have concluded that the registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In its most recent Form 40-F/A filing, Sun Life Financial Services of Canada Inc. ("Sun Life Financial"), the registrant's indirect parent, reported that, during 2002, its United States operations were involved in integrating the business operations arising from the acquisition of the registrant. The registrant's internal controls did not meet Sun Life Financial's standards, particularly with respect to account reconciliations, and corrective action was undertaken. There has been a significant improvement in this regard, but the corrective action is not yet complete.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) (1) Financial statements:	Page

Independent Auditors' Report	F-1
Report of Independent Auditors	F-2
Consolidated Balance Sheets, December 31, 2002 and 2001	F-3
Consolidated Statements of Income for the Ten Month Period ended October 31, 2001, the Two Month Period ended December 31, 2001, and the Years ended December 31, 2002 and 2000	F-4
Consolidated Statements of Comprehensive Income for the Ten Month Period ended October 31, 2001, the Two Month Period ended December 31, 2001, and the Years ended December 31, 2002 and 2000	F-5
Consolidated Statements of Stockholder's Equity for the Ten Month Period ended October 31, 2001, the Two Month Period ended December 31, 2001, and the Years ended December 31, 2002 and 2000	F-6
Consolidated Statements of Cash Flows for the Ten Month Period ended October 31, 2001, the Two
Month Period ended December 31, 2001, and the Years ended December 31, 2002 and 2000	F-7
Notes to Consolidated Financial Statements	F-8 through F-29

(a) (2) Financial statement schedules:

I - Summary of Investments, Other than Investments in Related Parties	S-1
III - Supplementary Insurance Information	S-2
IV - Summary of Reinsurance	S-3

Financial statement schedules not included in this Form 10-K have been omitted because the required information either is not applicable or is presented in the consolidated financials statements or notes thereto.

(a) (3) Exhibits required by Item 601 of Regulation S-K:

The exhibits filed as part of this Report are listed on the Exhibit Index immediately preceding the exhibits.

(b) Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002.

(c) Exhibits required by Item 601 of Regulation S-K:

See Item 15 (a) (3) above.

(d) Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b):

Other than the required financial statement schedules set forth in Item 15 (a) (2) above, no other financial statement schedules are required to be filed.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Keyport Life Insurance Company

Wellesley, Massachusetts

We have audited the accompanying consolidated balance sheet of Keyport Life Insurance Company (the "Company") and subsidiaries as of December 31, 2002, and the related consolidated statements of income, comprehensive income, stockholder's equity and cash flows for the year ended December 31, 2002. Our audit also included the related financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Keyport Life Insurance Company and subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Deloitte & Touche LLP

Boston, Massachusetts

February 21, 2003

Report of Independent Auditors

The Board of Directors

Keyport Life Insurance Company

We have audited the consolidated balance sheet of Keyport Life Insurance Company as of December 31, 2001, and the related consolidated statements of income, stockholder's equity, comprehensive income, and cash flows for the ten-month period ended October 31, 2001 and the two-month period ended December 31, 2001 and for the year ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keyport Life Insurance Company at December 31, 2001, and the consolidated results of its operations and its cash flows for the ten-month period ended October 31, 2001 and the two-month period ended December 31, 2001 and for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the financial statements, in 2001, the Company changed its method of accounting for its derivatives.

ERNST & YOUNG LLP

Boston, Massachusetts

February 7, 2002

except for the second paragraph of "Principles of Consolidation" in Note 2, as to which the date is December 31, 2002

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands)
	December 31,
	2002	2001
ASSETS		Restated

Cash and investments:
Fixed maturities available for sale (amortized cost: 2002 -$13,858,732;
2001 -$12,166,570)	$ 14,219,184	$ 12,108,767
Equity securities (cost: 2002 - $1,105; 2001 - $36,859)	1,127	39,658
Mortgage loans	169,567	31,124
Policy loans	642,712	636,351
Other invested assets	280,465	521,259
Short term investments	6,390	17,758
Cash and cash equivalents	448,446	2,117,200
Total cash and investments	15,767,891	15,472,117

Accrued investment income	189,798	185,268
Deferred policy acquisition costs	209,833	47,611
Value of business acquired	57,692	95,155
Goodwill	705,202	714,755
Current income tax receivable	53,917	1,622
Deferred income tax asset	76,012	181,175
Intangible assets	11,814	12,100
Receivable for investments sold	107,608	21,797
Other assets	64,867	36,306
Separate account assets	2,334,755	2,995,094

Total assets	$ 19,579,389	$ 19,763,000

LIABILITIES, MINORITY INTEREST AND STOCKHOLDER'S EQUITY

Liabilities:
Future contract and policy benefits	$ 40,510	$ 39,919
Policy liabilities	14,434,364	13,710,588
Payable for investments purchased and loaned	308,317	1,165,609
Other liabilities	428,504	59,602
Separate account liabilities	2,317,611	2,966,820
Total liabilities	17,529,306	17,942,538

Commitments and contingencies - Note 13

Minority interest	95,803	73,485

Stockholder's equity:
Common stock, $1.25 par value; authorized 2,500 shares;
2,412 issued and outstanding	3,015	3,015
Additional paid-in capital	1,682,080	1,688,841
Retained earnings	70,668	86,893
Accumulated other comprehensive income (loss)	198,517	(31,772)
Total stockholder's equity	1,954,280	1,746,977

Total liabilities, minority interest and stockholder's equity	$ 19,579,389	$ 19,763,000

The accompanying notes are an integral part of the consolidated financial statements

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)
	Year Ended	For the 2 month period ended December 31,	For the 10 month period ended	Year Ended
	December 31,	2001	October 31,	December 31,
	2002	Restated	2001	2000

Revenues:
Net investment income, including distributions from
private equity limited partnerships	$ 802,297	$ 146,603	$ 735,641	$ 856,808
Interest credited to policyholders	575,485	107,315	498,668	539,643
Investment spread	226,812	39,288	236,973	317,165

Net realized investment gains (losses)	(41,148)	2,223	(22,790)	(35,796)
Net derivative gains (losses)	(123,426)	99,972	446	-
Net change in unrealized and undistributed (losses)
gains in private equity limited partnerships	(7,591)	-	(17,088)	31,604
Premiums	20,285	4,057	-	-

Fee income:
Surrender charges	29,291	2,261	13,654	24,266
Separate account income	30,587	8,699	44,460	43,518
Management fees	6,754	1,080	5,715	6,207
Total fee income	66,632	12,040	63,829	73,991

Expenses:
Policy benefits	29,489	4,629	4,869	4,997
Operating expenses	94,724	12,499	55,710	64,875
Amortization of deferred policy acquisition costs	23,241	1,694	95,507	116,123
Amortization of value of business acquired	22,686	3,828	-	-
Amortization of intangible assets	286	-	1,047	1,256
Total expenses	170,426	22,650	157,133	187,251

(Loss) income before income taxes, minority interest and
Cumulative effect of accounting changes	(28,862)	134,930	104,237	199,713
Income tax expense (benefit)	(11,025)	47,228	26,635	57,128

(Loss) income before minority interest and cumulative effect
of accounting changes, net of tax	(17,837)	87,702	77,602	142,585

Minority interest share of (loss) income	(1,612)	809	-	-

(Loss) income before cumulative effect of
accounting changes	(16,225)	86,893	77,602	142,585
Cumulative effect of accounting changes, net of tax	-	-	60,847	-

Net (loss) income	$ (16,225)	$ 86,893	$ 16,755	$ 142,585

The accompanying notes are an integral part of the consolidated financial statements

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended	For the 2 month period ended December 31,	For the 10 month period ended	Year Ended
	December 31,	2001	October 31,	December 31,
	2002	Restated	2001	2000

Net (loss) income	$ (16,225)	$ 86,893	$ 16,755	$ 142,585

Other comprehensive income
Net change in unrealized holding gains (losses) on
available-for-sale securities	$ 359,070	$ (52,372)	$ 415,507	$ 213,396
Net change in deferred acquisition costs	(20,800)	600	(343,300)	(192,300)
Net change in value of business acquired	(32,923)	5,700	-	-
Reclassification adjustments of realized investment
gains (losses) into net income (loss)	48,944	(2,800)	29,300	45,900
Income tax (expense) benefit	(124,002)	17,100	(16,400)	67,300

Other comprehensive income (loss), net of tax	$ 230,289	$ (31,772)	$ 85,107	$ 134,296

Comprehensive income	$ 214,064	$ 55,121	$ 101,862	$ 276,881

The accompanying notes are an integral part of the consolidated financial statements

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 1999	3,015	505,933	665,055	(160,615)	1,013,388

Net income	-	-	142,585	-	142,585
Other comprehensive income, net of tax:	-	-	-	134,296	134,296
Dividends paid	-	-	(10,034)	-	(10,034)

Balance, December 31, 2000	3,015	505,933	797,606	(26,319)	1,280,235

Net income	-	-	16,755	-	16,755
Other comprehensive income, net of tax:	-	-	-	85,107	85,107
Dividends paid	-	-	(99)	-	(99)

Balance, October 31, 2001	3,015	505,933	814,262	58,788	1,381,998

Sale of stockholder's equity	(3,015)	(505,933)	(814,262)	(58,788)	(1,381,998)

Sun Life acquisition cost	3,015	1,703,462	-	-	1,706,477

Consolidation of SLNY	-	(14,621)	-	-	(14,621)
Net income	-	-	86,893	-	86,893
Other comprehensive income, net of tax:	-	-	-	(31,772)	(31,772)

Balance, December 31, 2001 - Restated	3,015	1,688,841	86,893	(31,772)	1,746,977

Consolidation of SLNY	-	(6,761)	-	-	(6,761)
Net loss	-	-	(16,225)	-	(16,225)
Other comprehensive income, net of tax:	-	-	-	230,289	230,289

Balance, December 31, 2002	$ 3,015	$ 1,682,080	$ 70,668	$ 198,517	$1,954,280

The accompanying notes are an integral part of the consolidated financial statements

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
	Year Ended	For the 2 month period ended December 31,	For the 10 month period ended	Year Ended
	December 31,	2001	October 31,	December 31,
	2002	Restated	2001	2000

Cash flows from operating activities:
Net (loss) income	$ (16,225)	$ 86,893	$ 16,755	$ 142,585
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
(Loss) income to minority interest	(1,612)	809	-	-
Cumulative effect of accounting changes	-	-	60,847	-
Non-cash derivative activity	145,277	(116,870)	94,048	-
Interest credited to policyholders	575,485	107,315	498,668	539,643
Net realized investment losses (gains)	41,148	(2,223)	22,790	35,796
Net change in unrealized and undistributed losses
(gains) in private equity limited partnerships	7,591	-	17,088	(31,604)
Amortization of intangible	286	-	-	-
Amortization of value of insurance in force & DAC	38,180	-	-	-
Net amortization on investments	55,597	(4,980)	(11,544)	59,836
Change in deferred policy acquisition costs	(188,239)	(12,102)	(64,985)	9,023
Change in current and deferred income taxes	(72,383)	49,519	(41,200)	5,783
Net change in other assets and liabilities	(17,171)	20,058	(116,807)	22,487
Net cash provided by operating activities	567,934	128,419	475,660	783,549

Cash flows from investing activities:
Investments purchased - available for sale	(11,413,485)	(1,511,630)	(1,973,207)	(3,802,286)
Investments sold - available for sale	9,864,337	1,664,219	2,026,942	2,877,082
Investments matured - available for sale	-	-	86,626	894,779
Decrease in policy loans	(6,361)	(4,022)	(11,092)	(21,346)
Decrease in mortgage loans	(138,443)	2,210	2,217	2,692
Other invested assets sold (purchased), net	37,286	(28,689)	46,111	8,336
Net change in short term investments	11,368	(2,689)	-	-
Net cash (used in) provided by
investing activities	(1,645,298)	119,399	177,597	(40,743)

Cash flows from financing activities:
Withdrawals from policyholder accounts	(2,292,504)	(469,068)	(1,993,388)	(2,249,950)
Deposits to policyholder accounts	2,473,975	446,220	1,565,504	1,569,168
Debt proceeds	380,000	-	-	-
Net change in securities lending	(1,152,861)	30,900	(106,709)	600,386
Dividend	-	-	-	(10,034)
Net cash (used in) provided by
financing activities	(591,390)	8,052	(534,593)	(90,430)

Change in cash and cash equivalents	(1,668,754)	255,870	118,664	652,376
Cash from consolidation of SLNY	-	14,387	-	-
Cash and cash equivalents at beginning of period	2,117,200	1,846,943	1,728,279	1,075,903

Cash and cash equivalents at end of period	$ 448,446	$ 2,117,200	$ 1,846,943	$ 1,728,279

The accompanying notes are an integral part of the consolidated financial statements

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

1. Change of Control

Through October 31, 2001, Keyport Life Insurance Company ("the Company") was a wholly owned subsidiary of Liberty Financial Companies, Incorporated ("LFC"), which is a majority-owned, indirect subsidiary of Liberty Mutual Insurance Company ("Liberty Mutual").

On May 3, 2001, LFC announced that it had reached a definitive agreement to sell its annuity and bank marketing businesses to Sun Life Financial Services of Canada Inc. ("SLF"), a Canadian holding company and parent of Sun Life Assurance Company of Canada ("SLOC"). The transaction was subject to customary conditions to closing, including receipt of approvals by various state insurance regulators in the U.S., certain other regulatory authorities in the U.S. and Canada and LFC's shareholders.

Effective after the close of business on October 31, 2001, all required approvals had been obtained and SLF Holdings, acquired the Company for approximately $1.7 billion in cash. As part of the acquisition, SLF Holdings, another indirect subsidiary of SLOC, acquired Independent Financial Marketing Group, Inc. ("IFMG"), an affiliate of the Company ($20 million of the total purchase price was allocated to IFMG). The acquisition of the Company and IFMG complements both SLF's product array and distribution capabilities and advances SLF towards its strategic goal of reaching a top 10 position in target product markets in North America. SLF also expects to reduce costs through economies of scale.

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

In 2002, the Company completed its valuation of certain assets acquired and liabilities assumed. The revisions decreased goodwill by $9.6 million, decreased deferred taxes by $54.9 million, increased policy liabilities by $13.0 million, increased other liabilities by $13.7 million and reduced investments and other assets by $12.8 million and $5.8 million, respectively.

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

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries, Independence Life and Annuity Company ("Independence Life"), Keyport Benefit Life Insurance Company ("KBL") (through December 31, 2002), Liberty Advisory Services Corp. (through October 31, 2001) and Keyport Financial Services Corp. ("KFSC"). On October 31, 2001, the Company transferred its ownership interest in Liberty Advisory Service Corp., through a dividend, to LFC.

On December 31, 2002 the Company transferred its ownership interest in KBL for a 67% interest in Sun Life of New York ("SLNY"). SLNY and the Company are under common control. Accounting principles generally accepted in the United States (GAAP) require that the financial statements reflect such transaction to the earliest year presented or to the date the entities became under common control (November 1, 2001). Accordingly, the accompanying financial statements of the Company at December 31, 2001 and the two months then ended reflect the inclusion of SLNY in a manner similar to a pooling of interest. Minority interest has been established for a portion of the earnings not attributable to Keyport's 67% ownership. The restatement increased the Company's assets by $518.9 million and $619.2 million at December 31, 2002 and 2001, respectively. Net income was increased by $1.2 million for the year ended December 31, 2002 and decreased by $83,000 for the two-month period ended December 31, 2001.

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

Investments

Investments in debt and equity securities classified as available for sale are carried at fair value, and after tax unrealized gains and losses (net of adjustments to deferred acquisition costs ("DAC") and value of business acquired ("VOBA")) are reported as a separate component of accumulated other comprehensive income (loss). The cost basis of securities is adjusted for declines in value that are determined to be other-than-temporary. Realized investment gains and losses are calculated on a first-in, first-out basis, net of adjustments for amortization of DAC and value of business acquired.

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

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

The net change in unrealized and undistributed gains in private equity limited partnerships primarily represents increases (decreases) in the fair value of the underlying investments of the private equity limited partnerships that are accounted for under the equity method. The net change is recorded net of the related amortization of value of business acquired and of DAC, and net of the amounts realized, which are recognized in investment income. The financial information for these investments is obtained directly from the private equity limited partnerships on a periodic basis. There can be no assurance that any unrealized and undistributed gains(losses) will ultimately be realized or that the Company will not incur losses in the future on such investments.

The following amount represents the net change in unrealized and undistributed (losses) gains in private equity limited partnerships:
	Year Ended December 31, 2002	For the 2 month Period ended December 31, 2001	For the 10 month period ended October 31, 2001	Year Ended December 31, 2000

Gross (loss) gain	$ (8,924)	-	$ (14,688)	$ 103,604
Net reclassification into net
investment income	-	-	(34,100)	(13,300)
	(8,924)	-	(48,788)	90,304
Less:
DAC & VOBA Amortization	(1,333)	-	(31,700)	58,700
	$ (7,591)	-	$ (17,088)	$ 31,604

Fee Income

Fees from investment advisory services are recognized as revenues when services are provided. Revenues from fixed and variable annuities and single-premium whole life policies include mortality charges, surrender charges, policy fees, and contract fees and are recognized when earned.

Deferred Policy Acquisition Costs (DAC)

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

DAC is adjusted for amounts relating to unrealized gains and losses on available for sale fixed-maturity securities. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss). The impact of this adjustment on DAC was to (decrease) increase it by ($20.2) million and $0.6 million at December 31, 2002 and 2001, respectively, relating to this adjustment.

Although realization of DAC is not assured, the Company believes it is more likely than not that all of these costs will be realized. The amount of DAC considered realizable, however, could be reduced in the near term if the estimates of gross profits or total revenues discussed above are reduced. The amount of amortization of DAC could be revised in the near term if any of the estimates discussed above are revised.

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

The value of business acquired is adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss). Value of business acquired was ($27.3) million and $0.6 million at December 31, 2002 and 2001, respectively, relating to this adjustment.

Estimated future net amortization expense of the value of business acquired as of December 31, 2002 is as follows (in thousands):

2003	$10,961
2004	9,701
2005	8,395
2006	6,991
2007	5,586
Thereafter	16,058
Total	$57,692

Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the acquisition of the Company. In accordance with SFAS 142, the Company has completed the required impairment tests of goodwill and indefinite-lived intangible assets and concluded that these assets are not impaired. Goodwill is tested for impairment on an annual basis using the discounted cash flow method.

Intangible Assets

Intangible assets consist of state insurance licenses of $10.1 million that are not subject to amortization and $2.0 million of product rights that have a weighted-average useful life of 7 years.

Separate Account Assets and Liabilities

The assets and liabilities resulting from variable annuities and variable life policies are segregated in separate accounts. Separate account assets consist principally of investments in mutual funds are carried at fair value. Investment income and changes in mutual fund asset values are allocated to the policyholders and, therefore, do not affect the operating results of the Company. The Company earns separate account fees for providing administrative services and bearing the mortality risk related to these contracts. The difference between investment income and interest credited on the institutional accounts was reported as separate account fee income through October 31, 2001. Effective November 1, 2001, the separate institutional accounts were classified as general account assets. Investment income and interest credited were reported as components of net investment income and interest credited, respectively.

As of December 31, 2002 and 2001, the Company also classified $17.1 million and $28.3 million, respectively, of investments in certain mutual funds sponsored by former affiliates of the Company as separate account assets.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

Policy liabilities

Policy liabilities consist of deposits received plus credited interest, less accumulated policyholder charges, assessments, and withdrawals related to deferred annuities and single-premium whole life policies. Policy benefits that are charged to expense include benefit claims incurred in the period in excess of related policy account balances.

Future contract and policy benefits

Future contract and policy benefits are liabilities for traditional life and health products. Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force. The liabilities associated with traditional life insurance and disability insurance products are computed using the net level premium method based on assumptions about future investment yields, mortality, morbidity and persistency. The assumptions used are based upon the Company's experience and industry standards.

Income Taxes

Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

In 2002, as in prior years, the Company will file a consolidated federal income tax return with its life insurance subsidiaries, Independence Life and KBL stand-alone. Because of KBL's merger into SLNY, starting in 2003 Keyport and Independence Life will file a consolidated federal income tax return, and SLNY will file on a standalone basis. KFSC also files a standalone federal income tax return. The Company and its subsidiaries will be eligible to file a consolidated return with Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. ("US Holdco") beginning in 2006. US Holdco is a member of the Sun Life Financial Group Insurance Holding Company system and is an indirect subsidiary of SLOC.

The Company and its life insurance subsidiaries have a tax-sharing agreement that allocates income taxes to the Company and its subsidiaries as if each entity were to file separate income tax returns. Tax benefits resulting from losses are paid to the extent such losses are utilized in the consolidated income tax return. Effective December 21, 2002, KBL (as part of SLNY) is no longer included in this tax sharing agreement. KFSC also had a tax-sharing agreement (through October 31, 2001) with the same terms as those outlined above.

Cash Equivalents

Short-term investments having a maturity of three months or less when purchased are classified as cash equivalents.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the 2001 presentation.

Restatement

On December 31, 2002, the Company acquired a 67% interest in SLNY, an affiliated company, in exchange for its interest in its wholly owned subsidiary, KBL. SLNY was merged with KBL on December 31, 2002 and SLNY was the surviving entity. SLNY and Keyport are under common control. Accounting principles generally accepted in the United States (GAAP) indicate that the financials should be restated to the earliest year presented or to the date the entities became under common control (November 1, 2001). The financial condition and results of SLNY are included in the accompanying financial statements from November 1, 2001.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

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

The cumulative effect, reported after tax and net of related effects on DAC, upon adoption of the Statement at January 1, 2001 decreased net income and stockholder's equity by $54.3 million. The adoption of the Statement may increase volatility in future reported income due, among other reasons, to the requirements of defining an effective hedging relationship under the Statement as opposed to certain hedges the Company believes are effective economic hedges. The Company anticipates that it will continue to utilize its current risk management philosophy, which includes the use of derivative instruments.

The Company adopted EITF Issue No. 99-20 on April 1, 2001. EITF Issue 99-20 governs the method of recognizing interest income and impairment on asset-backed investment securities. EITF Issue No. 99-20 requires the Company to update the estimate of cash flows over the life of certain retained beneficial interests in securitization transactions and purchased beneficial interests in securitized financial assets. Pursuant to EITF Issue No. 99-20, based on current information and events, if the Company estimates that the fair value of its beneficial interests is not greater than or equal to its carrying value and if there has been a decrease in the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment should be recognized. The cumulative effect, reported after tax and net of related effects on DAC, upon adoption of EITF Issue No. 99-20 on April 1, 2001 decreased net income by $6.5 million with a related increase to accumulated other comprehensive income of $1.8 million.

In September 2001, the EITF discussed Issue No. 01-10 "Accounting for the Impact of the Terrorist Attacks of September 11, 2001" which gives accounting guidance and recommended disclosures. Following this guidance, the Company has reviewed its insurance contracts to quantify potential losses, if any, as a result of the tragedy and has determined that there were no material claims exposure to the Company. The national tragedy of September 11, 2001 has also had an adverse impact on the airline, hotel and hospitality businesses. The Company has investments associated with these industries. As of December 31, 2002, the Company recorded a $4.5 million write-down of its airline industry investments for "other-than-temporary declines" due to the decrease in market value. The Company will continue to monitor these investments to determine if any further adjustments are necessary.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others ("FIN 45")." FIN 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. This interpretation has no impact for Keyport.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

3. Accounting Changes (continued)

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," to improve financial reporting by enterprises involved with variable interest entities. This interpretation states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. This interpretation has no impact for Keyport as Keyport does not maintain any involvement with variable interest entities.

In July 2002, the American Institute of Certified Public Accountants ("AICPA") issued a proposed Statement of Position ("SOP"), "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Separate Accounts." This SOP provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. The Company is in the process of evaluating the provisions of this SOP and its impact to the Company's financial position or results of operations.

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

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. Prior to October 31, 2001, the interest rate swap agreements were designated and qualified as fair value hedges. The ineffective portion of the fair value hedges, net of related effects on DAC, resulted in a loss of $2.6 million for the ten-month period ended October 31, 2001.

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

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

4. Accounting for Derivatives and Hedging Activities (continued)

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value and changes in fair value will be reported in operations. The subsequent fair value changes in the hedged asset will no longer be reported in current period operations.

Effective November 1, 2001, in conformity with SLOC accounting policies, the Company discontinued hedge accounting and classified its interest rate swap agreements as non-designated derivatives. The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with the provisions of SFAS 133 was not justified. The decrease in the swap values, net of related effects on the value of business acquired, resulted in a (loss) income of $(113.7) million and $64.9 million for the year ended December 31, 2002 and for the two month period ended December 31, 2001, respectively. The change in values of the call options, futures, and the embedded derivative, net of related effects on the value of business acquired and DAC, (decreased) increased income by $(9.7) million and $35.1 million for the year ended December 31, 2002 and for the two month period ended December 31, 2001, respectively.

Outstanding derivatives, shown in notional amounts along with their carrying value and fair value, are as follows (in thousands):

		Assets /(Liabilities)
	Notional Amounts	Carrying Value	Fair Value
	12/31/2002	12/31/2002	12/31/2002

Interest rate swaps	$3,697,630	(205,569)	(205,569)
Total return swaps	203,018	(164,992)	(164,992)
S&P 500 Index call options	976,759	24,753	24,753

	12/31/2001	12/31/2001	12/31/2001

Interest rate swaps	$2,172,526	$ (71,906)	$ (71,906)
Total return swaps	1,035,438	42,171	42,171
S&P 500 Index call options	-	56,125	56,125

The interest rate and total return swap agreements expire in 2003 through 2017. The S&P 500 call options and futures maturities range from 2003 to 2009.

At December 31, 2002 and 2001, the Company had approximately $96.9 million and $92.5 million, respectively, of unamortized premium in call option contracts.

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

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

5. Investments

Fixed Maturities

The amortized cost, gross unrealized gains and losses, and fair value of fixed-maturity securities are as follows (in thousands):
December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed-maturity securities:
Asset Backed and Mortgage Backed Securities	$ 5,158,297	$ 161,843	$ (81,822)	$ 5,238,318
Foreign Government & Agency Securities	87,846	12,512	(8)	100,350
States & Political Subdivisions	1,649	96	-	1,745
U.S. Treasury & Agency Securities	589,627	14,842	(981)	603,488
Corporate securities:
Basic Industry	$ 313,960	$ 16,874	$ (56)	$ 330,778
Capital Goods	370,441	25,960	(1,325)	395,076
Communications	787,935	42,982	(10,330)	820,587
Consumer Cyclical	744,063	41,818	(1,727)	784,154
Consumer Noncyclical	429,530	22,489	(3,543)	448,476
Energy	537,089	27,270	(11,980)	552,379
Finance	2,920,881	117,824	(21,943)	3,016,762
Industrial Other	137,885	5,782	(258)	143,409
Technology	66,294	1,928	(702)	67,520
Transportation	505,660	23,742	(25,039)	504,363
Utilities	1,207,575	47,016	(42,812)	1,211,779
Total Corporate	$ 8,021,313	$ 373,685	$ (119,715)	$ 8,275,283

Total fixed maturity securities	$ 13,858,732	$ 562,978	$ (202,526)	$ 14,219,184

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

5. Investments (continued)
December 31, 2001 - Restated	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed-maturity securities:
Asset Backed and Mortgage Backed Securities	$ 5,068,049	$ 53,350	$ (87,382)	$ 5,034,016
Foreign Government & Agency Securities	306,578	15,191	(4,588)	317,182
States & Political Subdivisions	2,099	25	-	2,124
U.S. Treasury & Agency Securities	339,476	540	(6,113)	333,903
Corporate securities:
Basic Industry	$ 294,373	$ 3,704	$ (8,531)	$ 289,546
Capital Goods	346,352	9,556	(2,347)	353,561
Communications	854,824	11,438	(10,674)	855,588
Consumer Cyclical	679,878	3,074	(4,487)	678,465
Consumer Noncyclical	513,491	7,572	(5,493)	515,570
Energy	467,518	1,943	(6,650)	462,811
Finance	1,987,366	12,127	(25,175)	1,974,318
Industrial Other	102,023	2,271	(1,868)	102,426
Technology	67,988	887	(1,874)	67,001
Transportation	426,033	6,703	(8,080)	424,656
Utilities	710,522	2,259	(15,181)	697,600
Total Corporate	$ 6,450,368	$ 61,534	$ (90,360)	$ 6,421,542

Total fixed maturity securities	$ 12,166,570	$ 130,640	$ (188,443)	$ 12,108,767

At December 31, 2002 and 2001, net unrealized (losses) gains on equity securities and investments in separate accounts aggregated $(1.5) million and $4.7 million, respectively.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholder's equity at December 31, 2002. At December 31, 2002, the Company did not have a material concentration of financial instruments in a single investee, industry or geographic location.

At December 31, 2002 and 2001, $595.9 million and $1.2 billion of fixed maturities were below investment grade, respectively.

Contractual Maturities

The amortized cost and fair value of fixed maturities by contractual maturity as of December 31, 2002 are as follows (in thousands):
	Amortized Cost	Fair Value

Due in one year or less	$ 631,206	$ 635,956
Due after one year through five years	3,935,454	4,054,445
Due after five years through ten years	2,791,680	2,899,022
Due after ten years	1,342,094	1,391,443
	8,700,734	8,980,866
Mortgage and asset-backed securities	5,158,298	5,238,318
	$ 13,858,732	$ 14,219,184

Actual maturities may differ as borrowers may have the right to call or prepay obligations.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

5. Investments (continued)

Mortgage loans

The Company invests in commercial first mortgage loans throughout the United States. Investments are diversified by property type and geographic area. Mortgage loans are collateralized by the related properties and generally are no more than 70% of the properties' value at the time that the original loan is made. The carrying value of mortgage loans was $169.6 million and $31.1 million at December 31, 2002 and 2001, respectively.

The Company monitors the condition of the mortgage loans in its portfolio. In those cases where mortgages have been restructured, appropriate allowances for losses have been made. In those cases where, in management's judgement, the mortgage loan's value has been impaired, appropriate losses are recorded. The company had no restructured or impaired mortgage loans at December 31, 2002 and 2001, respectively. The allowances for losses at December 31, 2002 were $81,000.

Mortgage loans comprise the following property types and geographic regions at December 31 (in thousands):

Property Type:	2002	2001 - Restated
Office building	$ 66,167	$ 6,508
Residential	3,353	7,931
Retail	44,189	9,865
Industrial/warehouse	40,690	3,600
Other	15,249	3,220
Valuation allowance	(81)	-

Total	$ 169,567	$ 31,124

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

5. Investments (continued)

Geographic region:	2002 -	2001 - Restated
Arizona	$ 2,434	$ 2,524
California	10,981	1,959
Delaware	8,944	-
Florida	7,949	4,206
Georgia	6,945	1,060
Indiana	1,836	1,894
Kentucky	8,018	-
Louisiana	4,551	-
Maryland	4,774	3,301
Massachusettes	9,417	-
Michigan	5,875	549
New York	25,047	4,128
North Carolina	12,838	473
Ohio	11,479	2,736
Pennsylvania	17,835	1,986
Tennessee	3,177	90
Texas	7,347	668
Utah	1,980	1,538
Virginia	1,160	1,200
Washington	8,637	1,610
Other	8,424	1,202
Valuation allowance	(81)	-

Total	$ 169,567	$ 31,124

At December 31, 2002, scheduled mortgage loan maturities were as follows (in thousands):

2003	$ -
2004	3,792
2005	2,538
2006	-
2007	31,252
Thereafter	131,985
Total	$ 169,567

Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations, with or without prepayment penalties, and loans may be refinanced.

The Company has made commitments of mortgage loans on real estate and other loans into the future. The outstanding commitments for these mortgages amount to $80.1 million and $0.5 million at December 31, 2002 and 2001, respectively. The fair value of the outstanding commitments is not material to the Company.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

5. Investments (continued)

Net Investment Income

Net investment income is summarized as follows (in thousands):
		2 months
	Year Ended December 31,	ended 12/31/2001	10 months ended	Year Ended December 31,
	2002	Restated	10/31/2001	2000

Fixed maturities	$ 802,328	$ 146,509	$ 678,035	$ 807,884
Mortgage loans	7,070	466	788	972
Other invested assets	(35,325)	(4,059)	33,485	84,745
Policy loans	36,648	5,758	30,701	36,985
Equity securities	484	797	9,651	276
Cash and cash equivalents	1,607	385	917	27,368
Gross investment income	812,812	149,586	753,577	958,230
Investment expenses	(10,515)	(3,253)	(17,936)	(21,014)
Amortization of options and interest rate caps	-	-	-	(80,408)

Net investment income	$ 802,297	$ 146,603	$ 735,641	$ 856,808

As of December 31, 2002 and 2001, the carrying value of non-income-producing fixed-maturity investments was $0.5 million and $81.8 million, respectively.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) are summarized as follows (in thousands):
		2 months
	Year Ended December 31,	Ended 12/31/2001	10 months ended	Year Ended December 31,
	2002	Restated	10/31/2001	2000
Fixed maturities available for sale:
Gross gains	$ 135,821	$ 12,722	$ 19,374	$ 35,430
Gross losses	(128,637)	(9,821)	(7,510)	(70,474)
Other-than-temporary declines in value	(66,838)	-	(42,800)	(16,731)
	(56,654)	2,901	(30,936)	(51,775)

Equity securities	2,378	-	1,665	-
Investments in separate accounts	-	-	-	4,386
Other invested assets	8,815	-	-	1,497

Gross realized investment (losses) gains	(48,461)	2,901	(29,271)	(45,892)

Amortization adjustments of deferred policy
acquisition costs and value of business acquired	7,313	(678)	6,481	10,096

Net realized investment (losses) gains	$ (41,148)	$ 2,223	$ (22,790)	$(35,796)

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

6. Reinsurance

The Company's subsidiary, SLNY, has an agreement with SLOC whereby SLOC reinsures the mortality risks of the group life insurance contracts. Under this agreement, certain death benefits are reinsured on a yearly renewable term basis. The agreement provides that SLOC will reinsure the mortality risks in excess of $50,000 per claim for group life contracts ceded by SLNY.

SLNY has an agreement with an unrelated company whereby the unrelated company reinsures the morbidity risks of the group long-term disability contracts. Under this agreement, certain long-term disability benefits are reinsured on a yearly renewable term basis. The agreement provides that the unrelated company will reinsure amounts above $4,000 per claim per month for long-term disability contracts ceded by SLNY.

The effects of reinsurance were as follows (in thousands):
	Year ended December 31,	2 months ended	10 months ended	Year ended December 31,
	2002	12/31/2001	10/31/2001	2000
Insurance premiums:
Direct	$ 25,900	$ 4,597	-	-
Ceded - Affiliated	4,133	280	-	-
Ceded - Non-affiliated	1,482	261	-	-
Net Premiums	$ 20,285	$ 4,056	-	-

Insurance and other individual policy benefits, and claims:
Direct	$ 19,644	$ 3,501	-	-
Ceded - Affiliated	2,858	1,227	-	-
Ceded - Non-affiliated	358	66	-	-
Net policy benefits and claims	$ 16,428	$ 2,208	-	-

SLNY is contingently liable for the portion of the policies reinsured under each of its existing reinsurance agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim. Management believes that any liability from this contingency is unlikely. However, to limit the possibility of such losses, SLNY evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

7. Income Taxes

Income tax expense (benefit) is summarized as follows (in thousands):
	Year ended December 31,	2 months ended Restated	10 months ended	Year ended December 31,
	2002	12/31/2001	10/31/2001	2000

Current	$ (45,827)	$ (2,359)	$ 89,493	$ 96,219
Deferred	34,802	49,587	(53,128)	(29,667)
Valuation allowance	-	-	(9,730)	(9,424)
	$ (11,025)	$ 47,228	$ 26,635	$ 57,128

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

7. Income Taxes (continued)

A reconciliation of income tax expense, with the expected federal income tax expense computed at the applicable federal income tax rate of 35%, is as follows (in thousands):
	Year ended December 31,	2 months ended Restated	10 months ended	Year ended December 31,
	2002	12/31/2001	10/31/2001	2000

Expected income tax expense	$ (10,103)	$ 47,224	$36,483	$69,899
Increase (decrease) in income taxes resulting from:
Nontaxable investment income	(1,622)	(195)	(1,002)	(2,704)
Amortization of goodwill	-	-	366	440
Change in valuation allowance	-	-	(9,730)	(9,424)
Other, net	700	199	518	(1,083)
Income tax expense	$ (11,025)	$ 47,228	$26,635	$57,128

The components of deferred income tax assets are as follows (in thousands):
	December 31,
	2002	2001 Restated
Deferred tax assets:
Policy liabilities	$ 33,104	$ 65,433
Deferred policy acquisition costs	53,319	100,559
Investments, net	-	20,142
Other	35,293	-
Total deferred tax assets	121,716	186,134

Deferred tax liabilities:
Investments, net	45,704	-
Other	-	4,959
Total deferred tax liabilities	45,704	4,959

Net deferred tax asset	$ 76,012	$181,175

Income taxes paid were $9.9 million, $64.0 million and $51.5 million for the year ended December 31, 2002, the ten-month period ended October 31, 2001 and the year ended December 31, 2000, respectively.

As part of the Stock Purchase Agreement between SLF and LFC, LFC was obligated to reimburse the Company for any federal, state or local taxes arising from certain tax elections under Section 338(h) of the Internal Revenue Code of 1986. LFC had given notice to the Company of certain objections it had with the calculation of these taxes. The amount in dispute was approximately $27 million. This dispute has been resolved and the recoverable amount was not adjusted.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

8. Retirement Plans

As a result of the acquisition of the Company by SLF Holdings, the LFC Pension Plan was terminated effective November 1, 2001. Effective January 2002, essentially all United States employees of the Company became employees of Sun Life Assurance Company of Canada (U.S.) ("SLUS"). The employees of the Company were eligible to participate in a plan sponsored by SLUS when they achieved 1,000 hours of service. The gain or loss on the termination of the Plan did not have any effect on the Company's financial statements as LFC was responsible for such gain or loss.

Prior to the acquisition by SLF Holdings, the Company's employees and certain employees of LFC were eligible to participate in the LFC Pension Plan (the "Plan"). It was the Company's practice to fund amounts for the Plan sufficient to meet the minimum requirements of the Employee Retirement Income Security Act of 1974. Additional amounts were contributed from time to time when deemed appropriate by the Company. Under the Plan, all employees were vested after five years of service. Benefits were based on years of service, the employee's average pay for the highest five consecutive years during the last ten years of employment and the employee's estimated social security retirement benefit. The Company also had an unfunded nonqualified Supplemental Pension Plan ("Supplemental Plan") collectively with the Plan (the "Plans") to replace benefits lost due to limits imposed on Plan benefits under the Internal Revenue Code. Plan assets consisted principally of investments in certain mutual funds sponsored by an affiliated company.

Pension cost related to the LFC Pension Plan is as follows (in thousands):

	10 months ended	Year Ended December 31,
	10/31/2001	2000
Pension cost consists of:
Service cost benefits earned during the period	$ 706	$ 734
Interest cost on projected benefit obligation	1,046	1,184
Expected return on Plan assets	(719)	(829)
Net amortization and deferred amounts	11	18

Total net periodic pension cost	$ 1,044	$ 1,107

The assumptions used to develop the accrued pension obligation and pension cost are as follows:

	2001	2000

Discount rate	7.75%	7.75%
Rate of increase in compensation level	4.50	4.50
Expected long-term rate of return on assets	9.00	9.00

The Company provides various other funded and unfunded defined contribution plans, which include savings and investment plans and supplemental savings plans (under LFC through October 31, 2001 and SLOC thereafter). Expenses related to these defined contribution plans totaled $0.8 million, and $0.9 million for the ten-month period ended October 31, 2001 and the year ended December 31, 2000, respectively.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

9. Fair Value of Financial Instruments

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

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

9. Fair Value of Financial Instruments (continued)

The fair values and carrying values of the Company's financial instruments are as follows (in thousands):
	December 31,		December 31,
	2002		2001
			Restated
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed-maturity securities	$14,219,184	$14,219,184	$ 12,108,767	$ 12,108,767
Equity securities	1,127	1,127	39,658	39,658
Mortgage loans	169,567	188,922	31,124	33,388
Policy loans	642,712	642,712	636,351	636,351
Other invested assets	280,465	280,465	521,259	521,259
Short term investments	6,390	6,390	17,758	17,758
Cash and cash equivalents	448,446	448,446	2,117,200	2,117,200
Separate accounts	2,334,755	2,334,755	2,995,094	2,995,094
Liabilities:
Policy liabilities	14,434,364	14,366,270	13,710,558	13,266,681
Separate accounts	2,317,611	2,317,611	2,966,820	2,966,820

10. Quarterly Financial Data (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations (in thousands). The balances have been adjusted to reflect the merger of SLNY with Keyport at November 1, 2001.
	2002 Quarters
	March 31 Restated	June 30 Restated	September 30 Restated	December 31

Net investment income, including
distributions from private equity
limited partnerships	$ 211,852	$ 206,664	$ 193,016	$ 190,765
Interest credited to policyholders	142,734	138,182	140,289	154,280
Investment spread	69,118	68,482	52,727	36,485

Premiums	5,677	5,268	3,611	5,729
Net realized investment (losses) gains	7,471	(24,584)	16,465	(40,500)
Net derivative income (losses)	9,941	(70,640)	(110,871)	48,144
Net change in unrealized and
undistributed gains (losses) in private
equity limited partnerships	(21,247)	10,993	12,498	(9,835)
Fee income	17,010	16,899	14,998	17,725
Pretax income (loss) before
minority interest and cumulative
effect of accounting changes	49,396	(32,922)	(62,612)	17,276
Net (loss) income	32,108	(21,399)	(40,937)	14,003

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

10. Quarterly Financial Data (Unaudited) (continued)
				2001 periods
					2 Months ended
	2001 Quarters			Month ended	December 31
	March 31	June 30	September 30	October 31	Restated

Net investment income, including
distributions from private equity
limited partnerships	$ 234,919	$ 235,766	$ 195,391	$ 69,565	$ 146,603
Interest credited to policyholders	148,494	153,361	148,099	48,714	107,315
Investment spread	86,425	82,405	47,292	20,851	39,288

Premiums
Net realized investment (losses)	-	-	-	-	4,057
gains	(14,372)	(3,421)	(14,021)	9,024	2,223
Net derivative income (losses)	(3,823)	8,526	(6,537)	2,280	99,972
Net change in unrealized and
undistributed gains (losses) in
private equity limited
partnerships	2,656	(17,261)	(2,483)	-	-
Fee income	18,448	19,850	17,795	7,736	12,040
Pretax income (loss) before
minority interest and cumulative
effect of accounting changes	38,179	41,964	(977)	25,071	134,930
Net (loss) income	(23,877)	21,241	1,469	17,922	86,893

11. Statutory Information

The Company's primary insurance company, Keyport Life Insurance Company, is domiciled in the State of Rhode Island and prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the State of Rhode Island Insurance Department. Statutory surplus and capital and statutory net (loss) income differ from stockholder's equity and net income reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, policy liabilities are based on different assumptions and income tax expense reflects only taxes paid or currently payable. The Company's statutory surplus and net (loss) are as follows (in thousands):
	Year ended December 31,
	2002	2001	2000

Statutory surplus and capital	$ 533,613	$ 571,051	$ 805,235
Statutory net (loss)	(89,926)	(136,238)	(5,877)

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

11. Statutory Information (continued)

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

The Company's ability to pay dividends is subject to certain restrictions. Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to its parent, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding fiscal year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. The Company paid $0.1 million and $10.0 million in dividends to LFC in 2001 and 2000, respectively. In connection with the SLOC acquisition, the Company will not be allowed to make any dividend payments for a period of 18 months (May 1, 2003) without the prior approval of the Rhode Island Insurance Department. Subsequent to the 18 month period, the amounts of dividends that the Company will be able to pay will be based upon current Rhode Island insurance law.

12. Transactions with Affiliated Companies

The Company reimbursed SLOC and LFC (prior to November 1, 2001) and certain affiliates for expenses incurred on its behalf for the years ended December 31, 2002 and 2000 and for the ten-month period ended October 31, 2001. These reimbursements included corporate, general and administrative expenses, corporate overhead, such as executive and legal support, employee benefits, and investment management services. The total amounts reimbursed were $66.1 million, $6.1 million, and $7.5 million for the year ended December 31, 2002, the ten-month period ended October 31, 2001 and the year ended December 31, 2000, respectively. In addition, certain affiliated companies distribute the Company's products and were paid $84.2 million, $47.1 million and $39.4 million by the Company for the year ended December 31, 2002, the ten-month period ended October 31, 2001 and the year ended December 31, 2000, respectively.

On July 25, 2002, the Company issued a $380,000,000 promissory note at 5.76% to an affiliate, Sun Life (Hungary) Group Financing Limited Liability Company, which matures on June 30, 2012. The Company will pay interest semi-annually beginning December 31, 2002. The proceeds of the note were used to purchase fixed rate corporate and government bonds.

On December 31, 2002, Keyport Benefit Life Insurance Company ("KBL"), a wholly owned subsidiary of the Company, merged with and into Sun Life Insurance and Annuity Company of New York ("SLNY"), an affiliate. Keyport and its subsidiaries, including KBL, were purchased on October 31, 2001 by Sun Life of Canada (U.S.) Holding, Inc., an upstream parent of SLNY. On December 31, 2002, prior to the completion of the merger, the Company contributed capital in the amount of $30.15 million to KBL. Sun Life Assurance Company of Canada (U.S.) ("Sun Life (U.S.)"), the parent of SLNY, contributed capital totaling $14.85 million to SLNY. These contributions were approved by the respective boards of directors in anticipation of the merger transaction. As a result of the merger, Sun Life (U.S.) continued to hold 2,000 shares of SLNY's common stock; however, the par value of the common stock was converted to $350 per share. In exchange for its investment in KBL, SLNY issued the Company 4,001 shares of its common stock valued at $350 per share. As a result of the share issuance and changes in par value, Sun Life (U.S.) ownership percentage of SLNY became 33%, with the Company holding the remaining 67%.

There were no material related party transactions during the two months ended December 31, 2001.

KEYPORT LIFE INSURANCE COMPANY

Notes to Consolidated Financial Statements

(in thousands)

13. Commitments and Contingencies

Leases

The Company leases data processing equipment, furniture and certain office facilities from others under operating leases expiring in various years through 2007. Rental expense amounted to $5.7 million, $7.1 million, and $6.5 million for the year ended December 31, 2002, the ten-month period ended October 31, 2001 and the year ended December 31, 2000, respectively. The following are the minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year at December 31, 2002 (in thousands):

2003	$ 5,267
2004	5,220
2005	5,080
2006	5,146
2007	4,769
Thereafter	1,241
$ 26,723

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

Investments

The Company has extended commitments to fund additional investments in private equity limited partnerships of $145.2 million.

Schedule I

KEYPORT LIFE INSURANCE COMPANY

SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)
	December 31, 2002
			Balance
	Amortized		Sheet
Type of investment	Cost	Fair Value	Amount
Fixed-maturity securities:
Asset Backed and Mortgage Backed Securities	$ 5,158,297	$ 5,238,318	$ 5,238,318
Foreign Government & Agency Securities	87,846	100,350	100,350
States & Political Subdivisions	1,649	1,745	1,745
U.S. Treasury & Agency Securities	589,627	603,488	603,488
Corporate securities:
Basic Industry	$ 313,960	$ 330,778	$ 330,778
Capital Goods	370,441	395,076	395,076
Communications	787,935	820,587	820,587
Consumer Cyclical	744,063	784,154	784,154
Consumer Noncyclical	429,530	448,476	448,476
Energy	537,089	552,379	552,379
Finance	2,920,881	3,016,762	3,016,762
Industrial Other	137,885	143,409	143,409
Technology	66,294	67,520	67,520
Transportation	505,660	504,363	504,363
Utilities	1,207,575	1,211,779	1,211,779
Total Corporate	$ 8,021,313	$ 8,275,283	$ 8,275,283

Total fixed maturity securities	$ 13,858,732	$ 14,219,184	$ 14,219,184
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	1,105	1,127	1,127
Mortgage loans on real estate	169,567	188,922	169,567
Policy loans	642,712	642,712	642,712
Other long term investments	280,465	280,465	280,465

Total investments	$ 14,952,581	$ 15,332,410	$ 15,313,055

Schedule III

KEYPORT LIFE INSURANCE COMPANY

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
	Deferred policy acquisition costs and VOBA*	Policyholder account balances and future policy benefits	Unearned premiums	Policy contract claims and other policyholders' funds	Insurance revenues	Net investment income	Interest credited to policyholders and policy benefits and claims	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
December 31, 2002
Interest sensitive products	$267,525	$14,343,364	NA	$40,510	$59,878	$802,297	$575,485	$45,927	$94,724	$20,285

December 31, 2001* - Restated
Interest sensitive products	$142,766	$13,710,588	NA	$39,919

December 31, 2000
Interest sensitive products	$547,901	$11,845,857	NA	$122,632	$67,784	$856,808	$544,641	$116,123	$64,785	NA

See table below for income statement information pertaining to the year ended December 31, 2001.
Column A	Column F	Column G	Column H	Column I	Column J	Column K
	Insurance revenues	Net investment income	Interest credited to policyholders and policy benefits and claims	Amortization of deferred policy acquisition costs and VOBA*	Other operating expenses	Premiums written
Two-Months Ended December 31, 2001-Restated
Interest sensitive products	$10,960	$146,603	$107,315	$5,522	$12,499	$4,057

Ten-Months Ended October 31, 2000
Interest sensitive products	$58,114	$735,641	$498,668	$95,507	$55,710	NA

*Value of Business Acquired

Schedule IV

KEYPORT LIFE INSURANCE COMPANY
SUMMARY OF REINSURANCE
(in thousands)

Ceded to

Gross

Other

Net

Amount

Companies

Amount

Year ended December 31, 2002

Life Insurance in Force

5,305,145

1,063,269

4,241,876

Premiums

   Life Insurance

16,996

4,133

12,863

   Accident and Health

8,904

1,482

7,422

Total Premiums

25,900

5,615

20,285

Two months ended December 31, 2001

Life Insurance in Force

5,047,013

623,602

4,423,411

Premiums

   Life Insurance

3,137

280

2,857

   Accident and Health

1,460

1,199

Total Premiums

4,597

4,056

Ten months ended October 31, 2001

Life Insurance in Force

-

-

-

Premiums

   Life Insurance

-

-

-

   Accident and Health

-

-

-

Total Premiums

-

-

-

Year ended December 31, 2000

Life Insurance in Force

-

-

-

Premiums

   Life Insurance

-

-

-

   Accident and Health

-

-

-

Total Premiums

-

-

-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Keyport Life Insurance Company, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Keyport Life Insurance Company (Registrant)

By:	/s/ Robert C. Salipante
Robert C. Salipante
PRESIDENT

Date:	March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.
/s/ Robert C. Salipante
President and Director

Robert C. Salipante
(Principal Executive Officer)

March 31, 2003

/s/ Davey S. Scoon
Vice President & Chief Administrative

Davey S. Scoon
  & Financial Officer & Treasurer

March 31, 2003

(Principal Financial Officer)

/s/ James C. Baillie
Director

James C. Baillie
March 31, 2003

/s/ David D. Horn
Director

David D. Horn
March 31, 2003

/s/ James A. McNulty, III
Director

James A. McNulty, III
March 31, 2003

/s/ C. James Prieur
Director

C. James Prieur
March 31, 2003

/s/ S. Caesar Raboy
Director

S. Caesar Raboy
March 31, 2003

/s/ David K. Stevenson
Director

David K. Stevenson
March 31, 2003

/s/ Donald A. Stewart
Director

Donald A. Stewart
March 31, 2003

/s/ William W. Stinson
Director

William W. Stinson
March 31, 2003

Certification of Principal Executive Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert C. Salipante, certify that:

1.

I have reviewed this annual report on Form 10-K of Keyport Life Insurance Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

(c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

March 31, 2003

/s/ Robert C. Salipante

Robert C. Salipante

President

Certification of Principal Financial Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Davey S. Scoon, certify that:

1.

I have reviewed this annual report on Form 10-K of Keyport Life Insurance Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

(c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

March 31, 2003

/s/ Davey S. Scoon

Davey S. Scoon

Vice President, Chief Administrative and

Financial Officer and Treasurer

Exhibit Index

Exhibit

Number

Description

3.1

Amended and Restated Articles of Incorporation - Incorporated by reference to Post-Effective Amendment No. 37 to the Registration Statement on Form N-4, filed on or about February 26, 2002 (File No. 333-01043; 811-07543)

3.2

Amended and Restated By-laws - Incorporated by reference to Post-Effective Amendment No. 37 to the Registration Statement on Form N-4, filed on or about February 26, 2002 (File No. 333-01043; 811-07543)

4.1

Group Contract Form No. MVA(1) and Certificate Form No. VA(1)/CERT - Incorporated by reference to Pre-Effective Amendment No 1 to Registration Statement on Form S-1, filed on August 2, 1996 (File No. 333-01783).

4.2

Group Contract Form No. DIA(1) ; Certificate Form No. DIA(1)/CERT; and Individual Contract  Form No. DIA(1)/IND - Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-13609) filed on or about February 7, 1997.

21

Subsidiaries of the Company omitted pursuant to Instruction I(2)(b) to Form 10-K

Supplemental Information to be Furnished With Reports Filed

Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act

The registrant is wholly-owned by Sun Life of Canada (U.S.) Holdings, Inc. and does not send annual reports or proxy material to its sole security holder.