Form 10-Q
period 2003-03-31
KEYPORT LIFE INSURANCE CO
filed 2003-05-15
CIK 877494

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the Quarterly Period Ended March 31, 2003	Commission File Numbers: 33-3630, 333-1783 and 333-13609

KEYPORT LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Rhode Island	05-0302931
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

One Sun Life Executive Park,	Wellesley Hills, MA	02481
(Address of Principal Executive Offices)		(Zip Code)

Registrant's telephone number, including area code	(781) 237-6030

NONE

Former name, former address, and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|	No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Registrant has 2,411,986 shares of common stock, $1.25 par value, outstanding as of May 15, 2003.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1) (a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

KEYPORT LIFE INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2003

TABLE OF CONTENTS
Part I -	FINANCIAL INFORMATION	Page

Item 1:	Financial Statements:

	Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and December
	31, 2002 (Audited)	3

	Consolidated Statements of Operations for the Three Months (Unaudited)
	ended March 31, 2003 and 2002	4

	Consolidated Statements of Comprehensive Income (Unaudited) for the Three
	Months ended March 31, 2003 and 2002	5

	Consolidated Statements of Stockholder's Equity (Unaudited) for the Three
	Months ended March 31, 2003 and 2002	6

	Consolidated Statements of Cash Flows (Unaudited) for the Three Months ended
	March 31, 2003 and 2002	7

	Notes to Consolidated Financial Statements	8-11

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	12-27

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	28-30

Item 4:	Control and Procedures	30

Part II -	OTHER INFORMATION

Item 1:	Legal Proceedings	31

Item 2:	Changes in Securities and Use of Proceeds	31

Item 3:	Defaults Upon Senior Securities	31

Item 4:	Submission of Matters to a Vote of Security Holders	31

Item 5:	Other Information	31

Item 6:	Exhibits and Reports on Form 8-K	31

PART 1 - FINANCIAL INFORMATION

Item 1: Financial Statements

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands)
	March 31,	December 31,
ASSETS	2003	2002
	(Unaudited)
Cash and investments:
Fixed maturities available for sale (amortized cost: 2003 - $14,033,353;
2002 - $13,858,732)	$ 14,486,977	$ 14,219,184
Equity securities (cost: 2003 - $1,106; 2002 - $1,105)	1,113	1,127
Mortgage loans	177,148	169,567
Policy loans	643,512	642,712
Other invested assets	281,537	280,465
Short term investments	4,990	6,390
Cash and cash equivalents	634,435	448,446
Total cash and investments	16,229,712	15,767,891

Accrued investment income	190,917	189,798
Deferred policy acquisition costs	253,316	209,833
Value of business acquired	57,039	57,692
Goodwill	705,202	705,202
Income taxes recoverable	-	53,917
Deferred income tax asset	113,052	76,012
Intangible assets	11,743	11,814
Receivable for investments sold	6,955	107,608
Other assets	44,107	64,867
Separate account assets	2,230,369	2,334,755
Total assets	$ 19,842,412	$ 19,579,389

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Future contract and policy benefits	$ 42,753	$ 40,510
Policy liabilities	14,822,195	14,434,364
Payable for investments purchased and loaned	27,185	308,317
Federal income tax liability	9,427	-
Other liabilities	649,716	428,504
Separate account liabilities	2,215,218	2,317,611
Total liabilities	17,766,494	17,529,306

Commitments and contingencies - Note 7
Minority interest	98,032	95,803

Stockholder's equity:
Common stock, $1.25 par value; authorized 2,500 shares;
2,412 issued and outstanding	3,015	3,015
Additional paid-in capital	1,682,080	1,682,080
Retained earnings	51,109	70,668
Accumulated other comprehensive income	241,682	198,517
Total stockholder's equity	1,977,886	1,954,280
Total liabilities, minority interest and stockholder's equity	$ 19,842,412	$ 19,579,389

The accompanying notes are an integral part of the financial statements.

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

Unaudited

	Three Months Ended
	March 31,
	2003	2002 Restated
Revenues:
Net investment income	$ 195,465	$ 211,852
Interest credited to policyholders	187,355	143,683
Investment spread	8,110	68,169
Net realized investment gains	8,848	7,471
Net derivative (losses) gains	(24,132)	9,941
Net change in unrealized and undistributed losses in private equity
limited partnerships	(12,727)	(21,247)
Premiums	6,424	5,677

Fee income:
Surrender charges	6,691	5,394
Separate account income	5,818	10,001
Management fees	1,605	1,615
Total fee income	14,114	17,010

Expenses:
Policy benefits	7,369	6,741
Operating expenses	23,126	19,795
Amortization of deferred policy acquisition costs	252	3,109
Amortization of value of business acquired	(1,277)	7,909
Amortization of intangible assets	71	71
Total expenses	29,541	37,625

(Loss) income before income taxes and minority interest	(28,904)	49,396
Income tax (benefit) expense	(10,117)	17,288

(Loss) income before minority interest, net of tax	$ (18,787)	$ 32,108

Minority interest share of income	772	380

Net (loss) income	$ (19,559)	$ 31,728

The accompanying notes are an integral part of the financial statements.

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

Unaudited

	Three Months Ended March 31,
	2003	2002
		Restated

Net (loss) income	$ (19,559)	$ 31,728

Other comprehensive income
Net change in unrealized holding gains (losses) on
available-for-sale securities	92,850	(127,728)
Net change in deferred acquisition costs	(9,748)	2,675
Net change in value of business acquired	(4,757)	13,445
Reclassification adjustments of realized investment
gains (losses) into net income (loss)	(9,964)	(9,209)
Income tax (expense) benefit	(23,759)	42,076

Other comprehensive income (loss), net of tax	$ 44,622	$ (78,741)

Comprehensive income (loss)	$ 25,063	$ (47,013)

The accompanying notes are an integral part of the financial statements.

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(in thousands)

Unaudited

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2001	$ 3,015	$ 1,688,841	$ 86,893	$ (31,772)	$ 1,746,977

Net income	-	-	31,728	-	31,728
Other comprehensive loss, net of tax:	-	-	-	(78,741)	(78,741)
Minority Interest Share of OCI	-	-	-	2,758	2,758

Balance, March 31, 2002 - Restated	$ 3,015	$ 1,688,841	$ 118,621	$ (107,755)	$ 1,702,722

Balance, December 31, 2002	$ 3,015	$ 1,682,080	$ 70,668	$ 198,517	$1,954,280

Net loss	-	-	(19,559)	-	(19,559)
Other comprehensive income, net of tax:	-	-	-	44,622	44,622
Minority Interest Share of OCI	-	-	-	(1,457)	(1,457)

Balance, March 31, 2003	$ 3,015	$ 1,682,080	$ 51,109	$ 241,682	$1,977,886

The accompanying notes are an integral part of the financial statements.

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Three Months Ended
	March 31,
	2003	2002
		Restated

Cash flows from operating activities:
Net (loss) income	$ (19,559)	$ 31,728
Adjustments to reconcile net income to net cash
provided by operating activities:
Income to minority interest	1,223	380
Non-cash derivative activity	(3,576)	(21,875)
Interest credited to policyholders	187,355	143,670
Net realized investment gains	(8,848)	(7,471)
Net change in unrealized and undistributed losses in
private equity limited partnerships	12,727	21,247
Amortization of intangible	71	-
Amortization of value of business acquired and DAC	(1,923)	7,909
Net amortization on investments	25,567	7,221
Change in deferred policy acquisition costs	(49,840)	(47,496)
Change in current and deferred income taxes	2,275	(15,864)
Net change in other assets and liabilities	(7,603)	258,618
Net cash provided by operating activities	137,869	378,067

Cash flows from investing activities:
Investments purchased - available for sale	(2,066,754)	(3,386,638)
Investments sold or matured - available for sale	1,910,381	2,647,502
Increase in policy loans	(800)	(1,295)
Increase in mortgage loans, net	(7,971)	(4,193)
Other invested assets (purchased) sold, net	(9,039)	18,119
Net change in short term investments	1,400	11,785
Net cash used in investing activities	(172,783)	(714,720)

Cash flows from financing activities:
Withdrawals from policyholder accounts	(412,026)	(561,904)
Deposits to policyholder accounts	632,929	711,903
Debt proceeds	-	98,043
Net cash provided by financing activities	220,903	248,042

Change in cash and cash equivalents	185,989	(88,611)
Cash and cash equivalents at beginning of period	448,446	2,117,200
Cash and cash equivalents at end of period	$ 634,435	$ 2,028,589

The accompanying notes are an integral part of the financial statements.

KEYPORT LIFE INSURANCE COMPANY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. General

The accompanying unaudited consolidated financial statements of Keyport Life Insurance Company ("the Company") includes all adjustments, consisting of normal recurring accruals that management considers necessary for a fair presentation of the Company's financial position as of March 31, 2003 and December 31, 2002 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the three months ended March 31, 2003 and 2002, respectively. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 2002 Form 10-K. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2. Restatement

On December 31, 2002, the Company transferred its ownership interest in Keyport Benefit Life Insurance Company ("KBL") for a 67% interest in Sun Life Insurance and Annuity Company of New York ("SLNY"). SLNY and the Company are under common control. GAAP requires that the financial statements reflect such transaction to the earliest year presented or to the date the entities became under common control (November 1, 2001). Accordingly, the accompanying financial statements of the Company reflect the inclusion of SLNY in a manner similar to a pooling of interest. Minority interest has been established for a portion of the earnings not attributable to Keyport's 67% ownership. Prior year's financial statements have been restated to reflect this transaction.

3. Accounting Changes

In November of 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. Disclosure requirements under FIN No. 45 are effective for financial statements of annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to the provisions of FIN No. 45. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Company.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," to improve financial reporting by enterprises involved with variable interest entities. This interpretation states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. The Company is in the process of evaluating the provisions of this SOP and its impact to the Company's financial position and results of operations.

In July 2002, the American Institute of Certified Public Accountants ("AICPA") issued a proposed Statement of Position ("SOP"), "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Separate Accounts." This SOP provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. The Company is in the process of evaluating the provisions of this SOP and its impact to the Company's financial position and results of operations.

KEYPORT LIFE INSURANCE COMPANY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Accounting Changes (continued)

On March 14, 2003 the AICPA issued a proposed SOP, "Accounting by Insurance Enterprises for Deferred Acquisition Costs on Internal Replacements other than those specifically described in FASB Statement No. 97". This statement provides guidance on accounting by insurance companies for deferred acquisition cost on internal replacements other than those specifically described in FASB statement No.97. This SOP is effective for fiscal years beginning after December 15, 2003. The Company is in the process of evaluating the provision of this SOP and its impact to the Company's financial Position and results of operations.

4. Accounting for Derivatives and Hedging Activities

All derivatives are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are reported in current period operations as a component of net derivative gains. The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was not justified.

The Company issues equity-indexed annuity contracts that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract) and is carried at fair value.

The Company purchases call options and futures on the S&P 500 Index to economically hedge its obligation under the annuity contracts to provide returns based upon this index. The call options and futures are carried at fair value. In addition, the Company utilizes total return swap agreements to hedge certain other contract obligations.

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

The increase in the swap values, net of related effects on the value of business acquired and deferred acquisition costs, resulted in a loss of $12.3 million and $16.3 million of income for the quarters ended March 31, 2003 and 2002, respectively. The change in values of the call options, futures, and the embedded derivative, net of related effects on the value of business acquired, decreased income by $36.4 million and $4.6 million for the quarters ended March 31, 2003 and 2002, respectively.

5. Equity Loss of Private Limited Partnerships

Private limited partnerships ("partnerships"), which are included in other invested assets, are accounted for on either the cost method or equity method. The equity method of accounting is used for all partnerships in which the Company has an ownership interest in excess of 3%. Partnerships amounted to $245.0 million and $258.0 million at March 31, 2003 and December 31, 2002, respectively.

KEYPORT LIFE INSURANCE COMPANY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Equity Loss of Private Limited Partnerships (continued)

The equity income of private limited partnerships is accounted for on the equity method and represented primarily increases or decreases in the fair value of the underlying investments of the private equity limited partnerships for which the Company had ownership interests in excess of 3%. For the three months ended March 31, 2003, the equity loss of partnerships of $12.7 million is recorded net of the related amortization of value of business acquired and deferred acquisition costs of $2.4 million. For the quarter ended March 31, 2002, the equity loss of partnerships of $21.2 million was recorded net of the related amortization of deferred policy acquisition costs of $3.0 million. The financial information for these investments is obtained directly from the partnerships on a periodic basis. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments.

6. Transactions with Affiliated Companies

Effective January 1, 2002, Sun Life Assurance Company of Canada (U.S.) ("SLUS") became the employer of record for most United States affiliates of Sun Life Financial Services of Canada Inc. In accordance with an administrative services agreement between and among SLUS, Sun Life Assurance Company of Canada ("SLOC") and the Company, SLUS allocates operating expenses back to the Company. These expenses include corporate, general, and administrative expenses, corporate overhead, such as executive and legal support, employee benefits, and investment management services.

The Company reimbursed SLUS for expenses incurred on its behalf $9.4 million and $13.3 million for the three-month periods ended March 31, 2003 and 2002, respectively. Management believes inter-company expenses are calculated on a reasonable basis. However, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis.

On May 29, 2002, the Company purchased a $100,000,000 note issued by Massachusetts Financial Services Company, an affiliate, for $107,000,000 from SLUS, another affiliate. In the first quarter of 2003, the note was sold to an affiliate, Sun Life (Hungary) Group Financing Limited Liability Company ("Sun Life (Hungary)"). The Company realized a gain of $3.3 million on the sale.

On July 25, 2002, the Company issued a $380,000,000 promissory note at 5.76% to an affiliate, Sun Life (Hungary), which matures on June 30, 2012. The Company will pay interest semi-annually beginning December 31, 2002. The proceeds of the note were used to purchase fixed rate corporate and government bonds.

On December 31, 2002, KBL, a wholly owned subsidiary of the Company, merged with and into SLNY, an affiliate. Keyport and its subsidiaries, including KBL, were purchased on October 31, 2001 by Sun Life of Canada (U.S.) Holdings, Inc., an upstream parent of SLNY. On December 31, 2002, prior to the completion of the merger, the Company contributed capital in the amount of $30.15 million to KBL. SLUS, the parent of SLNY, contributed capital totaling $14.85 million to SLNY. These contributions were approved by the respective boards of directors in anticipation of the merger transaction. As a result of the merger, SLUS continued to hold 2,000 shares of SLNY's common stock; however, the par value of the common stock was converted to $350 per share. In exchange for its investment in KBL, SLNY issued the Company 4,001 shares of its common stock valued at $350 per share. As a result of the share issuance and changes in par value, SLUS ownership percentage of SLNY became 33%, with the Company holding the remaining 67%.

KEYPORT LIFE INSURANCE COMPANY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Commitments and Contingencies

The Company has commitments to fund mortgage loans and private limited partnerships in the future. These outstanding commitments amounted to $87.0 million and $47.5 million on mortgages and private limited partnerships, respectively, at March 31, 2003.

Indemnities

In the normal course of its business, the Company has entered into agreements that include indemnities in favor of the third parties, such as engagement letters with advisors and consultants, outsourcing agreements, underwriting and agency agreements, information technology agreements, distribution agreements and service agreements. The Company has also agreed to indemnify its directors and certain of its officers and employees in accordance with the Company's by-laws. Due to the nature of these indemnification agreements, it is not possible to estimate the Company's potential liability.

8. Subsequent Event

On April 2, 2003, the Company and its affiliate, SLUS, filed a Form D (Prior Notice of a Transaction) with the Division of Insurance, Department of Business Regulation of Rhode Island. On April 3, 2003, the Company and SLUS filed similar documents with the Delaware Department of Insurance. Both filings seek regulatory approval for a contemplated merger of the Company with and into SLUS. The Company and SLUS are both direct wholly-owned subsidiaries of Sun Life of Canada (U.S.) Holdings, Inc. and indirect wholly-owned subsidiaries of Sun Life Financial Services of Canada Inc. ("SLF"). The boards of directors of both the Company and SLUS voted to approve the merger at their meetings on April 24, 2003. Assuming regulatory approval, the current plan calls for the merger to be effective after the close of business on December 31, 2003. Although there can be no assurance of regulatory approval, the management of both companies currently anticipate completing the merger as planned.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This discussion includes forward-looking statements by Keyport Life Insurance Company ("the Company") under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as future product sales, volume growth, market share, market risk, interest rates and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:
o	Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company's growth and profitability.

o	Changes in interest rates and market conditions.

o	Regulatory and legislative developments.

oO	Developments in consumer preferences and behavior patterns.

Restatement

On December 31, 2002 the Company transferred its ownership interest in Keyport Benefit Life Insurance Company ("KBL") for a 67% interest in Sun Life Insurance and Annuity Company of New York ("SLNY"). SLNY and the Company are under common control. Accounting principles generally accepted in the United States ("GAAP") require that the financial statements reflect such transaction to the earliest year presented or to the date the entities became under common control (November 1, 2001). Accordingly, the accompanying financial statements of the Company reflect the inclusion of SLNY in a manner similar to a pooling of interest. Minority interest has been established for a portion of the earnings not attributable to Keyport's 67% ownership. Prior year's financial statements have been restated to reflect this transaction.

Critical Accounting Policies

The Company's discussion and analysis of its financial position and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Derivative Instruments

All derivatives are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are reported in current period operations as a component of net derivative gains (losses). The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was not justified.

The Company issues equity-indexed annuity contracts that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract) and is carried at fair value.

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

Value of Business Acquired

The value of business acquired ("VOBA") represents the actuarially-determined present value of projected future gross profits from policies in force at the date of their acquisition. This amount is amortized in proportion to the projected emergence of profits. Interest is accrued on the unamortized balance at the average interest crediting rate.

The value of business acquired is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss).

Deferred Policy Acquisition Costs

Deferred policy acquisition costs ("DAC") relate to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such acquisition costs include commissions, costs of policy issuance, and underwriting and selling expenses. These costs are deferred and amortized with interest in relation to the present value of estimated gross profits from mortality, investment spread and expense margins. This amortization is reviewed annually and adjusted retrospectively when the Company revises its estimate of current or future gross profits to be realized, including realized and unrealized gains and losses from investments.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax asset will not be realized.

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

During the three months ended March 31, 2003, the Company realized losses totaling $9.5 million for other-than-temporary impairments. There were no such losses recorded for the three months ended March 31, 2002. The Company discontinued the accrual of income on several of its holdings for issuers that are in default. Investment income would have been increased by $0.9 million for the three month period ended March 31, 2003, if these holding were performing.

Goodwill

SFAS No. 142, "Goodwill and Other Intangible Assets", requires goodwill to be tested for impairment on an annual basis, or more frequently in certain circumstances. The Company has gathered the necessary information to perform the assessment and will be analyzing the data during the second quarter of 2003. The Company has begun to gather the appropriate information to complete the first portion of the required goodwill impairment test. The impairment test will be completed during the second quarter.

Results of Operations

On December 31, 2002, the Company acquired a 67% interest in SLNY, an affiliated company, in exchange for its interest in its wholly owned subsidiary, KBL. SLNY was merged with KBL on December 31, 2002, and SLNY was the surviving entity. SLNY and the Company are under common control and GAAP requires that the financials should be restated to the earliest year presented or to the date the entities became under common control (November 1, 2001). Minority interest has been established for a portion of the earnings not attributable to Keyport's 67% ownership. The financial condition and results of SLNY are included in the financial statements from November 1, 2001.

Net (loss) income was $(19.6) million and $31.7 million for the three months ended March 31, 2003 and 2002, respectively. (Loss) income from operations ((loss) income before income taxes, equity income of private limited partnerships, and net realized investment gains (losses)) was $(25.0) million and $63.2 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in income from operations is primarily attributable to a $60.1 million decrease in net investment spread.

Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited to policyholder balances. Investment spread was $8.1 million and $68.2 million for the three months ended March 31, 2003 and 2002, respectively. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage was 0.40 % and 1.30% for the three months ended March 31, 2003 and 2002, respectively. The decline in the spread is primarily a result of the decline in interest rates throughout 2002, the compression of spread as interest rates credited to the policyholder contracts reached guaranteed minimums, and a reserve adjustment of approximately $30.0 million (pre-tax) which was recorded as a component of interest credited to policyholders. (Interest credited to policyholders was accurately recorded at the policy level at all times). In addition, the quality of the investment portfolio has improved, which resulted in a lower investment yield. In recognition of interest spread compression experienced, the Company has reduced commission rates on certain deferred annuities by 2% effective April 1, 2003. This action will reduce future DAC amortization relating to new annuity contracts.

Investment income was $195.5 million and $211.9 million for the three months ended March 31, 2003 and 2002, respectively. The decrease of $16.4 million in 2003 compared to 2002 is the result of a lower average investment yield ($28.6 million) offset by an increase in average invested assets ($12.2 million). The average investment yield was 5.06% and 5.98% for the three months ended March 31, 2003 and 2002, respectively. Average investments in the Company's general account (based upon amortized cost and excluding institutional assets) were $13.2 billion and $12.4 billion for the three months ended March 31, 2003 and 2002, respectively.

Interest credited to policyholders was $187.4 million and $143.7 million for the three months ended March 31, 2003 and 2002, respectively. The increase of $43.7 million in 2003 compared to 2002 is the result of a lower average interest credited rate ($1.1 million) offset by an increase in average policyholder balances ($14.8 million) and a reserve adjustment of $30.0 million. Policyholder balances (excluding institutional account balances and policyholder balances of SLNY) averaged $12.8 billion in the first quarter of 2003 ($11.6 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $1.2 billion of equity-indexed annuities) as compared to $12.2 billion ($10.4 billion of fixed products and $1.8 billion of equity-indexed annuities) for three months ended March 31, 2002.

The average interest credited rate was 4.66% and 4.69% for the three months ended March 31, 2003 and 2002, respectively. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 120%) of the change in value of the S&P 500 Index. The Company's equity-indexed annuities also provide full guarantee of principal if held to term, plus interest at 0.85% annually. Under SFAS No. 133, the index annuities are deemed to contain an embedded derivative (the change in value attributable to the change in the S&P 500 index) and a host contract. The host contract's interest rate is derived at the inception of the contract and an effective interest rate is utilized that will result in a liability equal to the guaranteed minimum account value at the end of the term. The embedded derivative is carried at fair value and the changes in fair value are reported as a component of derivative income (loss).

Net realized investment gains were $8.8 million and $7.5 million for the three months ended March 31, 2003 and 2002, respectively. Sales of investments generally are made to maximize total return and to take advantage of prevailing market conditions. Net realized investment gains for the three months ended March 31, 2003 included $9.5 million of write-downs for certain fixed maturity investments where the decline in value was determined to be other-than-temporary. There were no such losses recorded for the three months ended March 31, 2002.

Net derivative (losses) gains of $24.1 million and $9.9 million for the three months ended March 31, 2003 and 2002, respectively, represent fair value changes, net of related effects on DAC and VOBA.

All derivatives are recognized on the balance sheet at fair value. Changes in the fair value of non-designated derivatives are reported in current period operations as a component of net derivative (losses) gains. The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was not justified.

The Company issues equity-indexed annuity contracts that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract) and is carried at fair value. The Company purchases call options and futures on the S&P 500 Index to economically hedge its obligation under the annuity contract to provide returns based upon this index. The call options and futures are derivatives. In addition, the Company utilizes total return swap agreements, which are considered derivatives.

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

The increase in the swap values, net of related effects on the value of business acquired and deferred acquisition costs, resulted in a loss of $12.3 million and $16.3 million of income for the quarters ended March 31, 2003 and 2002, respectively. The change in values of the call options, futures, and the embedded derivative, net of related effects on the value of business acquired, decreased income by $36.4 million and $4.6 million for the quarters ended March 31, 2003 and 2002, respectively.

Equity loss of private limited partnerships primarily represents increases (decreases) in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. Private equity limited partnerships ("partnerships"), which are included in other invested assets, are accounted for on either the cost method or equity method. The equity method of accounting is used for all partnerships in which the Company has an ownership interest in excess of 3%. Partnerships amounted to $245.0 million and $258.0 million at March 31, 2003 and December 31, 2002, respectively.

For the three months ended March 31, 2003, the equity loss of partnerships of $12.7 million is recorded net of the related amortization of VOBA and DAC of $2.4 million. For the quarter ended March 31, 2002, the equity loss of partnerships of $21.2 million is recorded net of the related amortization of deferred policy acquisition costs of $3.0 million. The financial information for these investments is obtained directly from the partnerships on a periodic basis. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments.

Premiums are SLNY's premiums for life insurance contracts. Premiums were $6.4 million and $5.7 million for the three months ended March 31, 2003 and 2002, respectively.

Surrender charges are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $6.7 million and $5.4 million for the three months ended March 31, 2003 and 2002, respectively.

On an annualized basis, total annuity withdrawals represented 11.09% and 16.20% of the total average annuity policyholder and separate account balances for the three months ended March 31, 2003 and 2002, respectively. The decline in surrenders are primarily due to a declining interest rate environment.

Separate account income is primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $5.8 million and $10.0 million for the three months ended March 31, 2003 and 2002, respectively. Variable product fees represented 1.0% and 1.4% of the average variable annuity and variable life separate account balances for the three months ended March 31, 2003 and 2002. The decrease in separate account income was due to a decrease in average separate account assets. Average separate account assets were $2.3 billion and $3.0 billion for the three months ended March 31, 2003 and 2002, respectively.

Management fees are primarily investment advisory fees related to the separate account assets. The fees are based on the level of assets under management, which are affected by product sales, redemptions and changes in the fair values of the investments managed. Management fees were $1.6 million for the three months ended March 31, 2003 and 2002.

Policy Benefits are primarily death and disability benefits related to traditional insurance products issued by SLNY, as well as death benefits related to annuity products and the closed block of Single Premium Whole Life in which the death benefit exceeds the account value. Policy benefits were $7.4 million and $6.7 million for the three months ended March 31, 2003 and 2002, respectively.

Operating expenses primarily represent compensation, general and administrative expenses. Effective January 1, 2002, Sun Life Assurance Company of Canada (U.S.) ("SLUS") became the employer of record for most United States affiliates of Sun Life Financial Services of Canada Inc. In accordance with an administrative services agreement between and among SLUS, Sun Life Assurance Company of Canada ("SLOC") and the Company, SLUS allocates operating expenses back to the Company. These expenses include corporate, general, and administrative expenses, corporate overhead, such as executive and legal support, employee benefits, and investment management services. Management believes inter-company expenses are calculated on a reasonable basis. However, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis.

Operating expenses were $23.1 million and $19.8 million for the three months ended March 31, 2003 and 2002, respectively. The primary increase in operating expenses for the three month period ended March 31, 2003 compared to the same period in the prior year is attributed to the interest expense of $5.5 million relating to the $380 million promissory note issued to Sun Life (Hungary) Group Financing Limited Liability Company.

Amortization of deferred policy acquisition costs relates to the costs of acquiring new business, which vary with, and are primarily related to, the production of new annuity business. Such acquisition costs included commissions, costs of policy issuance, underwriting and selling expenses. Deferred policy acquisition costs, net of amortization and adjustment for amounts relating to unrealized gains and losses on available for sale fixed-maturity securities, amounted to $253.3 million and $209.8 million at March 31, 2003 and December 31, 2002, respectively. This amount represents the cost of acquiring new business since November 1, 2001. Amortization was $0.3 million and $3.1 million for the three months ended March 31, 2003 and 2002, respectively.

Amortization of value of business acquired relates to the actuarial-determined present value of projected future gross profits from policies in force at the date of the Company's acquisition (November 1, 2001). This amount is amortized in proportion to the projected emergence of profits over the estimated lives of the contracts. Interest is accrued on the unamortized balance at the contract rate of 5% for the three months ended March 31, 2003. Value of business acquired, net of amortization and adjustment for amounts relating to unrealized gains and losses on available for sale fixed-maturity securities, amounted to $57.0 million and $57.7 million at March 31, 2003 and December 31, 2002, respectively. Amortization was $(1.3) million and $7.9 million for the three months ended March 31, 2003 and 2002, respectively.

Federal income tax (benefit) expense was $(10.1) million or 35.0 % and $17.3 million or 35.0 % of pretax income for the three months ended March 31, 2003 and 2002, respectively.

Minority Interest relates to SLUS's 33% ownership interest in SLNY. On December 31, 2002, the Company acquired a 67% interest in SLNY, an affiliated company, in exchange for its interest in its wholly owned subsidiary, KBL. SLNY was merged with KBL on December 31, 2002 and SLNY was the surviving entity. The Company's net income is adjusted to record SLUS's 33% minority interest share of $0.8 million and $0.4 million for the three months ended March 31, 2003 and 2002, respectively.

Financial Condition

Stockholder's equity was $1.978 billion as of March 31, 2003, compared to $1.954 billion as of December 31, 2002.

Investments

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

Asset/Liability Risk Management (continued)

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

Within the pricing of the Company's products, it has included provisions for expected default losses over the long term. This expectation is reassessed on a regular basis to determine the adequacy of the estimate. However, actual losses may prove to be above or below the expected loss rate. The overall economic environment will also impact the market value of the portfolio through both interest rate changes and the response of credit spreads to changes in the business cycle. The Company's credit function and capital base generally permit it to pursue a buy and hold strategy which balances assets and liabilities with the intent of withstanding near-term swings in the broader economy.

The composition of the investments in the Company's general account portfolio is as follows at March 31, 2003 and December 31, 2002 (in thousands):
	March 31, 2003		December 31, 2002

	Carrying Value	% of Total	Carrying Value	% of Total

Fixed maturity securities	$14,486,977	92.9%	$14,219,184	92.8%
Mortgage loans	177,148	1.1%	169,567	1.1%
Policy loans	643,512	4.1%	642,712	4.2%
Equity securities	1,113	0.0%	1,127	0.0%
Other invested assets	281,537	1.8%	280,465	1.8%
Short-term investments	4,990	0.1%	6,390	0.1%
	$15,595,277	100.0%	$15,319,445	100.0%

The fixed maturity portion of the portfolio consists of publicly traded and privately placed debt securities. The Company diversifies its fixed maturities by industry sectors, government (domestic and foreign), and mortgage-backed and asset-backed securities. Asset-backed securities include structured equipment and receivable investments.

Asset/Liability Risk Management (continued)

The following tables provide the composition of the Company's fixed maturity portfolio by sector and the unrealized gains and losses contained therein as of March 31, 2003 and December 31, 2002 (in thousands):
March 31, 2003
	Total Fair Value	Net Unrealized Gain (Loss)	Fair Value of Securities With Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities With Gross Unrealized Losses	Gross Unrealized Losses
Corporate Securities
Basic Industry	$ 320,634	$ 17,404	$ 315,222	$ 17,638	$ 5,412	$ (234)
Capital Goods	400,539	28,659	387,832	29,323	12,707	(664)
Communications	846,152	47,348	747,396	52,330	98,756	(4,982)
Consumer Cyclical	818,838	42,860	728,075	46,561	90,763	(3,701)
Consumer Noncyclical	430,653	22,683	384,332	24,686	46,321	(2,003)
Energy	556,906	26,667	505,868	33,487	51,038	(6,820)
Finance	3,075,937	111,628	2,651,279	136,850	424,658	(25,222)
Other	219,880	7,497	138,057	8,365	81,823	(868)
Technology	59,365	2,383	44,934	2,681	14,431	(298)
Transportation	474,866	(10,394)	345,344	20,789	129,522	(31,183)
Utilities	1,240,926	39,124	1,089,099	60,089	151,827	(20,965)
Total Corporate	$ 8,444,696	$ 335,859	$ 7,337,438	$ 432,799	$ 1,107,258	$ (96,940)
Non-Corporate
ABS & MBS Securities	$ 5,215,540	$ 88,391	$ 4,201,399	$ 157,918	$ 1,014,141	$ (69,527)
Foreign Gov't & Agencies	120,657	13,947	118,152	13,953	2,505	(6)
States & Political Subdivisions	1,731	98	1,731	98	-	-
U.S. Treasuries & Agencies	704,353	15,329	605,424	16,592	98,929	(1,263)
Total Non-Corporate	$ 6,042,281	$ 117,765	$ 4,926,706	$ 188,561	$ 1,115,575	$ (70,795)

Grand Total	$14,486,977	$ 453,624	$ 12,264,144	$ 621,360	$ 2,222,833	$ (167,736)
December 31, 2002
Corporate Securities
Basic Industry	$ 330,778	$ 16,818	$ 314,404	$ 16,874	$ 16,374	$ (56)
Capital Goods	395,076	24,635	346,165	25,960	48,911	(1,325)
Communications	820,587	32,652	709,608	42,982	110,979	(10,330)
Consumer Cyclical	784,154	40,091	681,464	41,818	102,690	(1,727)
Consumer Noncyclical	448,476	18,946	386,716	22,489	61,760	(3,543)
Energy	552,379	15,290	498,317	27,270	54,062	(11,980)
Finance	3,016,762	95,881	2,623,255	117,824	393,507	(21,943)
Other	143,409	5,524	132,150	5,782	11,259	(258)
Technology	67,520	1,226	45,657	1,928	21,863	(702)
Transportation	504,363	(1,297)	370,807	23,742	133,556	(25,039)
Utilities	1,211,779	4,204	999,925	47,016	211,854	(42,812)
Total Corporate	$ 8,275,283	$ 253,970	$ 7,108,468	$ 373,685	$ 1,166,815	$ (119,715)
Non-Corporate
ABS & MBS Securities	$ 5,238,318	$ 80,021	$ 4,294,502	$ 161,843	$ 943,816	$ (81,822)
Foreign Gov't & Agencies	100,350	12,504	95,346	12,512	5,004	(8)
States & Political Subdivisions	1,745	96	1,745	96	-	-
U.S. Treasuries & Agencies	603,488	13,861	523,661	14,842	79,827	(981)

Total Non-Corporate	$ 5,943,901	$ 106,482	$ 4,915,252	$ 189,293	$ 1,028,647	$ (82,811)

Grand Total	$14,219,184	$ 360,452	$ 12,023,720	$ 562,978	$ 2,195,462	$ (202,526)

Asset/Liability Risk Management (continued)

As of March 31, 2003, the portfolio carried $621.4 million in gross unrealized gains relative to $167.7 million in unrealized losses. The net unrealized gain as of March 31, 2003 of $453.6 million is a $93.2 million improvement over the $360.4 million in net unrealized gains at year-end 2002, reflecting improvement in corporate bond spreads, particularly in lower-rated issues and industries that suffered last year. As a percent of fair value, the largest contributors of unrealized losses were found in the Transportation, Utilities, Energy and Finance sectors. Basic Industries and Capital Goods stand out as experiencing the smallest gross unrealized losses as a percent of total carrying value. A brief discussion concerning the industry segments of our corporate bond holdings is as follows:

o

Basic Industry: The Basic Industry sector is composed of the chemicals, metals and paper and forest products industries. Broadly, these sectors supply commodity products for use as an end product or as input for higher value-added goods. Demand typically fluctuates with the strength of the economy. As would be expected, continued weak demand has led to falling unit prices, lower capacity utilization, and declining profitability for many industry participants. Those companies with highly-leveraged balance sheets may have experienced ratings deterioration to below investment grade classifications, or are at risk for such. A rebound in industry profitability may be delayed until the domestic and/or world economies show prolonged strength and capital spending resumes. In the interim, the portfolios are comprised of well-run companies with specialty niches or with dominant industry positions that have allowed them to withstand the market weakness and avoid significant market-value deterioration.

o

Capital Goods: Capital Goods is a large, diverse industrial sector encompassing the aerospace and defense, building material, construction machinery, diversified manufacturing, and environmental sectors. Aerospace continues to be negatively effected by the uncertain economic outlook, the war in Iraq, and extremely weak conditions in the airline industry. Defense, on the other hand, is benefiting from the recent military buildup and increased budgets for homeland defense. Building materials are suffering from reduced commercial construction. Although construction machinery demand has been underperforming, in general, the Company has seen improved balance sheets and operational efficiencies as these firms position for market recovery. In the environmental service sector poor economic conditions have affected volume and revenue growth, yet companies in this sector continue to apply strong free cash flow to improve their financial flexibility. While the capital goods subsectors have had varying operating histories, the Company is comfortable with issuer concentration and prospects.

o

Communications: The Communications sector is made up of media-cable, media-non cable, telecom-wireless, and telecom-wireline. Communications, especially telecommunications, came under severe pressure in 2002. Significant overcapacity in certain business lines, technological substitution, intense competition, general economic weakness, and, accounting scandals led to extreme volatility in bond prices and high-profile defaults. The Company's portfolio was not immune to these developments. However, prices have rebounded - in many cases, sharply -- and rating pressures continue to ease with improvement in overall operating performance and reduced leverage. The Company's overall strategy has been to overweight companies with stronger and improving balance sheets, such as the regional Bell operating companies and rural local exchange carriers; wireless companies with better competitive positions; diversified telecommunication and media companies; and the more recession-resistant cable sector. A significant portion of the portfolio is invested at the operating company level, which generally fares better under difficult scenarios. The Company expects to see further improvements to credit quality from increased free cash flows, further boosted by any improvement in the economy. The Company presently intends to hold stressed but performing investments until they recover.

Asset/Liability Risk Management (continued)
o

Consumer Cyclicals: Consumer Cyclicals is a large diverse industrial category comprising the automotive, entertainment, gaming, home construction, service, and textile sectors. In the recent quarter, the automotive sector continued to experience weak pricing, reduced earnings, and balance sheet problems. Automotive companies suffered significant balance sheet deterioration from underfunded pension plans resulting from declining capital markets. Although auto demand in 2003 is expected to be slightly weaker than in 2002, improvement is expected for 2004. Many retailers have experienced a particularly challenging environment due to industry consolidation, guarded consumer spending, increased competition, limited pricing power, and the war in Iraq. Entertainment and gaming sectors had a relatively strong year in 2002, but gaming has weakened in the first quarter as travel and tourism dipped. The Company has no exposure to the textile industry and limited exposure to the services industry. The Company continues to closely watch sector performance and has positioned the portfolio to focus on industry leaders or bond issues with attractive collateral.

o

Consumer Noncyclical: The Consumer Noncyclical sector is comprised of consumer product, food and beverage, healthcare, pharmaceutical, and supermarket companies. In a year of economic weakness and record debt defaults, the consumer products sector continued to be characterized as a relatively safe haven, and, thus outperformed most sectors in 2002. Sector weakness was concentrated in the supermarket sub sector for 2002. Supermarkets suffered from both a weaker economy and a change in the competitive structure of the industry. As consumers have become price sensitive in weak economic times, many have turned away from traditional grocers and turned to non-traditional food retailers such as supercenters and membership clubs. However, healthy free cash flows support investment stability in this sub sector. The Company's analysis suggests that the broad sector will continue be a good relative performer under most economic scenarios.

o

Energy: The Energy sector encompasses the oil and gas industries. Higher commodity prices in the second half of 2002 continued into 2003 as a result of geopolitical uncertainty and a colder than expected winter throughout much of the country. Investments in exploration and production, integrateds and, to a lesser extent, refineries continue to demonstrate solid investment metrics. Oilfield services is lagging the rest of the sector, but, positively there are scattered signs of increasing activity with rig counts up modestly. The Company is comfortable with the quality and composition of its predominantly North American based energy holdings.

o

Finance: The Finance sector encompasses banks, independent and captive finance companies, insurance companies, broker-dealers and real estate investment trusts ("REITs"). With a few notable exceptions, bonds in this broad sector performed well in the first quarter of 2003. Bank earnings were relatively strong, mostly owing to continued strong consumer loan demand and to lower provisioning for credit losses. Credit quality measures - delinquencies, non-performing assets and charge-offs - showed improvement in both commercial and consumer sectors. The bonds of independent finance companies performed quite well in the quarter with the completion of a highly publicized acquisition of a major consumer finance company by a large international bank. Finance companies exposed to aircraft lagged their diversified peers due to concerns over geopolitical issues and to the new Severe Acute Respiratory Syndrome ("SARS") threat. The performance of captive finance company bonds largely followed that of their parents. The bonds of life insurance companies performed well in the first quarter as most insurers took steps to put the issues of deferred policy acquisition costs, guaranteed minimum death benefits and investment impairments behind them in 2002. Property-casualty insurers continue to benefit from higher prices, lower catastrophes offset somewhat by lower interest rates which lowers portfolio yields and the renewed focus on asbestos litigation. The bonds of broker-dealers fared well despite a very difficult operating environment characterized by a drought of equity initial public offerings ("IPOs"), equity underwriting and merger and acquisition activity. Broker-dealers were also plagued by negative headlines concerning biased research reports, conflicts of interest and IPO allocation processes. The recent performance of REITs has been strong, due to the defensive nature of the underlying assets and the sector's adherence to conservative credit covenants and policies. While real estate fundamentals may weaken, it is anticipated that REIT debt will continue to be insulated from any significant credit or market value deterioration.

Asset/Liability Risk Management (continued)
o

Technology: The Technology sector is comprised of computer hardware manufacturers, makers of mainframe, client/server and personal computers as well as computer software and services manufacturers. The fundamentals of the technology sector remained weak as global information technology ("IT") spending remained severely depressed in 2002. Industry analysts have indicated that there is no near term catalyst that could restore sales back to the levels seen in the late 1990s, when strong demand driven by the technological advancement of personal computers, cell phones and telecom equipment often outpaced supply growth. Currently, excess supply continues to undermine pricing. Most industry analysts expect a modest improvement in IT spending this year after several years of depressed demand. The Company remains comfortable with its limited issuer and industry exposure in this sector.

o

Transportation: The Transportation category includes airlines, railroads, trucking and shipping companies. Most of these sectors are experiencing some effects from the economic downturn. However, the airline industry has been particularly hard hit with demand reduced by the events of September 11, the weak economy, the war in Iraq and the outbreak of SARS. As such, the domestic airline industry posted a historic loss of $9.0 billion in 2002 and several airlines have filed for bankruptcy protection. The Company generally lends to the airline industry on a secured basis. Thus, the emphasis of recovery values is based on the collateral backing the secured financings. These secured airline financing are of two types: Equipment Trust Certificates ("ETCs") and Enhanced Equipment Trust Certificates ("EETCs"). The ETCs have an initial 80% loan-to-value ratio and the EETCs senior tranches had an initial 40-50% loan-to-value ratio and include a provision for a third party to pay interest for eighteen months from default.

o

Utilities: The Utilities sector includes regulated electric and gas utilities, regulated interstate pipelines, merchant energy companies and independent power projects. The continuation of unresolved California energy crisis issues as well as the fallout from the late 2001 Enron bankruptcy, Federal Energy Regulatory Commission and Securities and Exchange Commission investigations, accounting restatements, accounting rule changes, shareholder litigation, and depressed commodity prices continue to impact credit quality in the sector. However, in the recent quarter a handful of high profile refinancings significantly improved sector liquidity. Favorable first quarter industry dynamics driven by a return to a more seasonable weather pattern and weaker than expected gas storage levels provided support to earnings and asset values. The Company's portfolio is diversified to include many regulated utilities, interstate pipelines and utility holding companies that continue to exhibit sound credit metrics. In the cases where the portfolio's utility holdings have been negatively impacted, ongoing analysis of both firm-specific asset values and projected industry economics drive the Company's investment conclusions. In fact, the Company expects the industry to benefit in the intermediate term from a focus on balance sheet repair, including reduced capital expenditure, reduced dividends, asset sales and equity issuance. The ongoing progress in industry restructuring supports the Company's intention to hold its positions until maturity or recovery.

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

As of March 31, 2003, the majority of the fixed maturity investments are investment grade, with 96.1% of fixed maturity securities classified as Category 1 and 2 by the SVO. Below investment grade bonds were 3.9% of fixed maturity investments and 3.6 % of total invested assets as of March 31, 2003. The fair value of investments in SVO categories 3-6 declined by $25.0 million as bond sales, particularly in Category 6, were somewhat offset by improvements in fair value of below investment grade holdings.

Asset/Liability Risk Management (continued)

The following table provides the SVO ratings for the Company's bond portfolio along with an equivalent S&P rating agency designation at March 31, 2003 and December 31, 2002 (in thousands):
SVO Rating	S&P Equivalent Designation	Fair Value March 31, 2003	% of Total	Fair Value, December 31, 2002	% of Total

1	AAA/AA/A	$ 8,975,793	62.0%	$ 8,756,259	61.6%
2	BBB	4,940,301	34.1%	4,867,050	34.2%
3	BB	373,156	2.5%	372,611	2.6%
4	B	108,644	0.7%	128,988	1.0%
5	CCC and Lower	52,137	0.4%	47,108	0.3%
6	In or Near default	36,946	0.3%	47,168	0.3%

Total		$ 14,486,977	100.0%	$14,219,184	100.0%

The following table shows the composition by credit quality of the securities with gross unrealized losses in the Company's fixed maturity securities portfolio at March 31, 2003 and December 31, 2002 (in thousands):
SVO Rating	S&P Equivalent Designation	Fair Value of Securities With Unrealized Losses	% Of Total	Unrealized Losses	% Of Total

		March 31, 2003
1	AAA/AA/A	$ 1,314,039	59.1%	$ (47,556)	28.3%
2	BBB	559,725	25.2%	(54,945)	32.8%
3	BB	222,599	10.0%	(36,512)	21.8%
4	B	52,187	2.3%	(7,892)	4.7%
5	CCC and Lower	43,600	2.0%	(14,049)	8.4%
6	In or Near default	30,683	1.4%	(6,782)	4.0%

Total		$ 2,222,833	100.0%	$ (167,736)	100.0%

		December 31, 2002
1	AAA/AA/A	$ 1,223,024	55.7%	$ (49,749)	24.6%
2	BBB	612,750	27.9%	(55,057)	27.2%
3	BB	236,628	10.8%	(45,449)	22.4%
4	B	51,145	2.3%	(22,928)	11.3%
5	CCC and Lower	39,093	1.8%	(18,335)	9.1%
6	In or Near default	32,822	1.5%	(11,008)	5.4%

Total		$ 2,195,462	100.0%	$ (202,526)	100.0%

At March 31, 2003, $102.5 million, or 61.2%, of the gross unrealized losses are on securities that are rated investment grade. In general, unrealized losses on investment grade securities reflect changes in interest rates or changes in credit spreads since the securities were acquired and these losses are generally considered to be temporary in nature. The Company's policy is to subject any security with a gross unrealized loss of greater than 20% to a comprehensive asset impairment process. Securities at any level of the SVO rating scale would be subject to such review should a drop in market valuation or any other event signal a potential problem.

Asset/Liability Risk Management (continued)

The Company has a comprehensive process in place to identify potential problem securities that could have an impairment that is other-than-temporary. At the end of each quarter, all securities with a market value below 80% of amortized cost are reviewed. An analysis is undertaken to determine whether this decline in market value is other-than-temporary. The Company's process focuses on issuer operating performance as well as overall industry and market conditions. Any deterioration in operating performance is assessed relative to the impact on financial ratios including leverage and coverage measures specific to an industry and relative to any investment covenants. Additionally, the Company's analysis assesses each issuer's ability to service its debts in a timely fashion, the length of time the security has been trading below 80% of amortized cost, rating agency actions, and any other key developments. The Chief Investment Officer and the Chief Financial Officer review the results of the impairment analysis on a quarterly basis.

Securities that have been triggered for the impairment review process may either be determined to be impaired or placed on a watchlist for monitoring. Should it be determined that a security is impaired the Company may sell the security and realize a loss or hold the security following an appropriate adjustment in carrying value to reflect expected recovery. During the first quarter of 2003, the Company incurred write-downs of fixed maturities totaling $9.5 million for other-than-temporary impairment, compared to $66.8 million in write-downs for the year ended December 31, 2002. The write-downs taken in the first quarter of 2003 reflect impairments primarily relating to the airline sector. Realized losses on the voluntary disposal of fixed maturity securities totaled $25.4 million, before write-downs of $16.2 million taken in prior periods, in the recent quarter reflecting sales principally in the communications industries. Realized losses on sale were $128.6 million for the year ended December 31, 2002.

The carrying value of fixed maturity securities with unrealized losses by maturity date at March 31, 2003 and December 31, 2002 was as follows (in thousands):

Maturity Range	Fair Value of Securities With Unrealized Losses	Gross Unrealized Losses	Fair Value of Securities With Unrealized Losses	Gross Unrealized Losses
	March 31, 2003		December 31, 2002
Due in one year or less	$ 67,339	$ (5,473)	$ 154,455	$ (2,343)
Due after one year through five years	445,595	(27,114)	397,431	(31,356)
Due after five years through ten years	305,424	(25,012)	331,261	(50,271)
Due after ten years	390,333	(40,610)	368,499	(36,734)

Asset-backed securities	1,014,142	(69,527)	943,816	(81,822)

Total	$ 2,222,833	$ (167,736)	$ 2,195,462	$ (202,526)

Derivatives

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate and total return swap agreements and interest rate cap agreements to match assets more closely to liabilities. Interest rate swap agreements are agreements to exchange with counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. A total return swap agreement is an agreement to exchange payments based upon an underlying notional balance and changes in variable rate and total return indices. The Company utilizes total return swap agreements to hedge its obligations related to certain contract liabilities. The Company had outstanding swap agreements with an aggregate notional principal amount of $3.5 billion and $3.9 billion as of March 31, 2003 and December 31, 2002, respectively.

Cap agreements are agreements with a counterparty that require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying notional principal to hedge against rising interest rates. There were no outstanding interest rate cap agreements as of March 31, 2003 and December 31, 2002.

With respect to the Company's equity-indexed annuities, the Company buys call options and futures on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $16.2 million and $20.1 million as of March 31, 2003 and December 31, 2002, respectively. The Company had open futures with a fair value of $1.9 million and $5.2 million as of March 31, 2003 and December 31, 2002, respectively. The Company had total return swap agreements with a carrying value of $171.7 million and $165.0 million as of March 31, 2003 and December 31, 2002, respectively.

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

Liquidity

The Company's liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses, policy acquisition costs, and the purchase of investments. The Company generates cash from annuity premiums and deposits, net investment income, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At March 31, 2003, $13.5 billion, or 93.0%, of the Company's general account investments are considered readily marketable.

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

Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to its parent, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31 or (ii) the net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island. In connection with its acquisition by Sun Life of Canada (U.S.) Holdings, Inc. in 2001, the Company agreed not to make any dividend payments for a period of 18 months (May 1, 2003) without the prior approval of the Rhode Island Insurance Department. Subsequent to the 18-month period, the amount of dividends that the Company will be able to pay will be based upon current Rhode Island insurance law.

Based upon the historical cash flow of the Company, its current financial condition and its expectation that there will not be a material adverse change in the results of operations of the Company and its subsidiaries during the next twelve months, the Company believes that cash flow provided by operating activities over this period will provide sufficient liquidity for its liquidity needs.

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

Subsequent Event

On April 2, 2003, the Company and its affiliate, SLUS, filed a Form D (Prior Notice of a Transaction) with the Division of Insurance, Department of Business Regulation of Rhode Island. On April 3, 2003, the Company and SLUS filed similar documents with the Delaware Department of Insurance. Both filings seek regulatory approval for a contemplated merger of the Company with and into SLUS. The Company and SLUS are both direct wholly-owned subsidiaries of Sun Life of Canada (U.S.) Holdings, Inc. and indirect wholly-owned subsidiaries of Sun Life Financial Services of Canada Inc. The boards of directors of both the Company and SLUS voted to approve the merger at their meetings on April 24, 2003. Assuming regulatory approval, the current plan calls for the merger to be effective after the close of business on December 31, 2003. Although there can be no assurance of regulatory approval, the management of both companies currently anticipate completing the merger as planned.

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

Liabilities categorized as financial instruments and held in the Company's general account at March 31, 2003 had a fair value of $14.2 billion. Fixed income investments supporting those liabilities had a fair value of $14.5 billion at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets as of March 31, 2003. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $550.3 million and the corresponding assets would show a net increase of $494.2 million.

By comparison, liabilities categorized as financial instruments and held in the Company's general account at December 31, 2001 had a fair value of $14.3 billion. Fixed income investments supporting those liabilities had a fair value of $14.2 billion at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on December 31, 2002. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $483.6 and the corresponding assets would show a net increase of $468.0 million.

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

Equity Price Risk

Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock or stock index. At March 31, 2003 and December 31, 2002, the Company had approximately $1.1 million in common stocks and $16.2 million and $20.1 million, respectively, in call options.

At March 31, 2003 and December 31, 2002, the Company had $1.5 billion in equity-indexed annuity liabilities that provide customers with contractually guaranteed participation in price appreciation of the Standard & Poor's 500 Composite Price Index ("S&P 500 Index"). The Company purchases equity-indexed options and futures to hedge the risk associated with the price appreciation component of equity-indexed annuity liabilities.

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

Based upon the information and assumptions the Company used in its stress-test scenarios at March 31, 2003 and December 31, 2002, management estimates that if the S&P 500 Index increases by 10%, the net fair value of its assets and liabilities described above would increase by approximately $0.2 million and $0.4 million, respectively. If the S&P 500 Index decreases by 10%, management estimates that the net fair value of its assets and liabilities will decrease by approximately $0.9 million and $0.7 million, respectively.

The simulations do not consider the effects of other changes in market conditions that could accompany changes in the equity option and futures markets including the effects of changes in implied dividend yields, interest rates, and equity-indexed annuity policy surrenders.

Item 4. Controls and Procedures

Based on an evaluation as of a date within 90 days prior to the filing date of this quarterly report, the registrant's principal executive officer and principal financial officer have concluded that, except as noted below, the registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. Except as noted below, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In its most recent Form 10-K, the registrant disclosed that its indirect parent, Sun Life Financial Services of Canada Inc. ("Sun Life Financial"), had reported in its most recent Form 40-F/A filing that, during 2002, its United States operations were involved in integrating the business operations arising from the acquisition of the registrant. The registrant's internal controls did not meet Sun Life Financial's standards, particularly with respect to account reconciliations, and corrective action was undertaken. There has been a significant improvement in this regard, but the corrective action is not yet complete.

During the first quarter of 2003, the registrant increased interest credited to policyholders (see Management's Discussion and Analysis of Results of Operations and Financial Condition, Investment Spread). As a result of anomalies introduced to the registrant's automated reserve accounting system (the "RAS") by the integration of actuarial operations that provide data to the RAS and by a redefinition of the class of policies included in the scope of the RAS, the registrant is required to estimate the interest credited and ending account values. The registrant's ability to adapt the RAS without experiencing a decline in system reliability and accuracy was adversely affected by employee turnover. The registrant has made significant improvement in the adaptation of the RAS to changes made in actuarial operations. Systems development work to complete the adaptation of the RAS to the redefined class of policies is ongoing. The registrant is committing additional resources to this project in order to complete the adaptation of the RAS as soon as practicable. In addition, further manual controls will be added.

Part II - OTHER INFORMATION

Item 1: Legal Proceedings

The Company and its subsidiaries are engaged in various kinds of ordinary routine litigation incidental to the business which, in management's judgment, is not expected to be material to the business or financial condition of the Company or its subsidiaries.

Item 2: Changes in Securities and Use of Proceeds

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 3: Defaults Upon Senior Securities

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 4: Submission of Matters to a Vote of Security Holders

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

  The following Exhibits are incorporated herein by reference unless otherwise indicated:
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

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Keyport Life Insurance Company

May 15, 2003

/s/ Robert C. Salipante
Robert C. Salipante, President

May 15, 2003
/s/ Davey S. Scoon
Davey S. Scoon, Vice President and Chief Administrative
& Financial Officer & Treasurer

Certification of Principal Executive Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert C. Salipante, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Keyport Life Insurance Company;

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

Date:	May 15, 2003	/s/ Robert C. Salipante
Robert C. Salipante
President

Certification of Principal Financial Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Davey S. Scoon, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Keyport Life Insurance Company;

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

Date:	May 15, 2003	/s/ Davey S. Scoon
Davey S. Scoon
Vice President, Chief Administrative and
Financial Officer and Treasurer