Form 10-Q/A
period 2003-03-31
KEYPORT LIFE INSURANCE CO
filed 2003-05-20
CIK 877494

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This amendment to Form 10-Q on Form 10-Q/A has been prepared to correct a typographical error in Note 4 (Accounting for Derivatives and Hedging Activities) to the Unaudited Consolidated Financial Statements included in Part I, Item 1, Financial Statements, and in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Net derivative (losses) gains. This typographical error described a $12.3 million gain as a loss for the quarter ended March 31, 2003. This amended item had no effect on any part of the Financial Statements included in Part I, Item 1, other than Note 4. No part of the registrant's Form 10-Q for the quarterly period ended March 31, 2003 as previously filed, other than as described in this Explanatory Note, is affected by this amendment.

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

The increase in the swap values, net of related effects on the value of business acquired and deferred acquisition costs, resulted in $12.3 million and $16.3 million of income for the quarters ended March 31, 2003 and 2002, respectively. The change in values of the call options, futures, and the embedded derivative, net of related effects on the value of business acquired, decreased income by $36.4 million and $4.6 million for the quarters ended March 31, 2003 and 2002, respectively.

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

The increase in the swap values, net of related effects on the value of business acquired and deferred acquisition costs, resulted in $12.3 million and $16.3 million of income for the quarters ended March 31, 2003 and 2002, respectively. The change in values of the call options, futures, and the embedded derivative, net of related effects on the value of business acquired, decreased income by $36.4 million and $4.6 million for the quarters ended March 31, 2003 and 2002, respectively.

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

May 20, 2003

/s/ Robert C. Salipante
Robert C. Salipante, President

May 20, 2003
/s/ Davey S. Scoon
Davey S. Scoon, Vice President and Chief Administrative
& Financial Officer & Treasurer

Certification of Principal Executive Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert C. Salipante, certify that:
1.	I have reviewed this quarterly report on Form 10-Q/A of Keyport Life Insurance Company;

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

Date:	May 20, 2003	/s/ Robert C. Salipante
Robert C. Salipante
President

Certification of Principal Financial Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Davey S. Scoon, certify that:
1.	I have reviewed this quarterly report on Form 10-Q/A of Keyport Life Insurance Company;

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

Date:	May 20, 2003	/s/ Davey S. Scoon
Davey S. Scoon
Vice President, Chief Administrative and
Financial Officer and Treasurer