Form 10-Q
period 2003-06-30
KEYPORT LIFE INSURANCE CO
filed 2003-08-14
CIK 877494

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the Quarterly Period Ended June 30, 2003	Commission File Numbers: 33-3630, 333-1783 and 333-13609

KEYPORT LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Rhode Island	05-0302931
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

One Sun Life Executive Park,	Wellesley Hills, MA	02481
(Address of Principal Executive Offices)		(Zip Code)

Registrant's telephone number, including area code	(781) 237-6030

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

Registrant has 2,411,986 shares of common stock, $1.25 par value, outstanding as of August 14, 2003, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1) (a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

KEYPORT LIFE INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2003

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands)
	June 30,	December 31,
ASSETS	2003	2002
	(Unaudited)
Cash and investments:
Fixed maturities available for sale (amortized cost: 2003 - $14,020,466;
2002 - $13,858,732)	$ 14,693,219	$ 14,219,184
Equity securities (cost: 2003 - $1,105; 2002 - $1,105)	1,194	1,127
Mortgage loans	223,570	169,567
Policy loans	654,617	642,712
Other invested assets	507,359	486,093
Short term investments	2,000	6,390
Cash and cash equivalents	369,276	448,446
Total cash and investments	16,451,235	15,973,519

Accrued investment income	174,851	189,798
Deferred policy acquisition costs	263,452	209,833
Value of business acquired	39,760	57,692
Goodwill	705,202	705,202
Income taxes recoverable	-	53,917
Deferred income tax asset	26,913	76,012
Intangible assets	11,671	11,814
Receivable for investments sold	193,685	107,608
Other assets	147,905	131,713
Separate account assets	2,400,076	2,334,755
Total assets	$ 20,414,750	$ 19,851,863

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Future contract and policy benefits	$ 44,465	$ 40,510
Policy liabilities	14,728,306	14,434,364
Payable for investments purchased and loaned	355,501	308,317
Federal income tax liability	7,426	-
Other liabilities	650,532	700,978
Separate account liabilities	2,391,347	2,317,611
Total liabilities	18,177,577	17,801,780

Commitments and contingencies - Note 7
Minority interest	105,455	95,803

Stockholder's equity:
Common stock, $1.25 par value; authorized 2,500 shares;
2,412 issued and outstanding	3,015	3,015
Additional paid-in capital	1,682,080	1,682,080
Retained earnings	86,671	70,668
Accumulated other comprehensive income	359,952	198,517
Total stockholder's equity	2,131,718	1,954,280
Total liabilities, minority interest and stockholder's equity	$ 20,414,750	$ 19,851,863

The accompanying notes are an integral part of the financial statements.

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

Unaudited

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2003	2002 Restated	2003	2002 Restated
Revenues:
Net investment income	$ 187,113	$ 206,664	$ 382,578	$ 418,516
Interest credited to policyholders	154,104	139,028	341,459	282,711
Investment spread	33,009	67,636	41,119	135,805
Net realized investment gains (losses)	44,169	(24,584)	53,017	(17,113)
Net derivative losses	(10,313)	(70,640)	(34,445)	(60,699)
Net change in unrealized and undistributed gains
(losses) in private equity limited partnerships	5,170	10,993	(7,557)	(10,254)

Premiums	7,370	5,268	13,794	10,945

Fee income:
Surrender charges	7,180	6,309	13,871	11,703
Separate account income	7,652	8,771	13,470	18,772
Management and other fees	2,687	1,819	4,292	3,434
Total fee income	17,519	16,899	31,633	33,909

Expenses:
Policy benefits	11,630	6,856	18,999	13,597
Operating expenses	23,633	20,510	46,759	40,305
Amortization of deferred policy acquisition costs	1,417	3,230	1,669	6,339
Amortization of value of business acquired	1,648	7,827	371	15,736
Amortization of intangible assets	72	71	143	142
Total expenses	38,400	38,494	67,941	76,119

Income (loss) before income taxes and minority interest	58,524	(32,922)	29,620	16,474
Income tax expense (benefit)	20,448	(11,523)	10,331	5,765

Income (loss) before minority interest, net of tax	$ 38,076	$ (21,399)	$ 19,289	$ 10,709

Minority interest share of income (loss)	2,514	(547)	3,286	(167)

Net income (loss)	$ 35,562	$ (20,852)	$ 16,003	$ 10,876

The accompanying notes are an integral part of the financial statements.

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		Restated		Restated

Net income (loss)	$ 35,562	$ (20,852)	$ 16,003	$ 10,876

Other comprehensive income
Net change in unrealized holding gains on
available-for-sale securities	250,813	188,830	343,663	61,102
Net change in deferred acquisition costs	(29,960)	(3,633)	(39,708)	(958)
Net change in value of business acquired	(11,399)	(20,768)	(16,156)	(7,323)
Reclassification adjustments of realized investment
(gains) losses into net income (loss)	(20,959)	21,784	(30,923)	12,575
Income tax expense	(65,317)	(65,655)	(89,076)	(23,579)

Other comprehensive income, net of tax	$ 123,178	$ 120,558	$ 167,800 167,799	$ 41,817

Comprehensive income	$ 158,740	$ 99,706	$ 183,803	$ 52,693

The accompanying notes are an integral part of the financial statements.

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(in thousands)

Unaudited

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Restated
Balance, December 31, 2001	$ 3,015	$ 1,688,841	$ 86,893	$ (31,772)	$ 1,746,977

Net income	-	-	10,876	-	10,876
Other comprehensive income (OCI), net of tax:	-	-	-	41,817	41,817
Minority interest share of OCI	-	-	-	(2,158)	(2,158)

Balance, June 30, 2002	$ 3,015	$ 1,688,841	$ 97,769	$ 7,887	$ 1,797,512

Balance, December 31, 2002	$ 3,015	$ 1,682,080	$ 70,668	$ 198,517	$ 1,954,280

Net income	-	-	16,003	-	16,003
Other comprehensive income, net of tax:	-	-	-	167,800	167,800
Minority interest share of OCI	-	-	-	(6,365)	(6,365)

Balance, June 30, 2003	$ 3,015	$ 1,682,080	$ 86,671	$ 359,952	$ 2,131,718

The accompanying notes are an integral part of the financial statements.

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited
	Six Months Ended
	June 30,
	2003	2002
		Restated

Cash flows from operating activities:
Net income	$ 16,003	$ 10,876
Adjustments to reconcile net income to net cash
Provided by operating activities:
Income (loss) to minority interest	3,286	(167)
Non-cash derivative activity	73,475	44,636
Interest credited to policyholders	336,679	282,711
Net realized investment (gains) losses	(53,017)	17,113
Net change in unrealized and undistributed losses in
private equity limited partnerships	7,557	10,254
Amortization of intangibles	143	142
Amortization of value of business acquired and DAC	2,040	23,075
Net amortization on investments	53,510	7,501
Change in deferred policy acquisition costs	(96,094)	(98,727)
Change in current and deferred income taxes	20,088	(44,624)
Net change in other assets and liabilities	(33,012)	154,877
Net cash provided by operating activities	330,658	407,667

Cash flows from investing activities:
Investments purchased - available for sale	(4,832,781)	(5,170,654)
Investments sold or matured - available for sale	4,642,566	3,846,409
Increase in policy loans	(11,905)	(2,642)
Increase in mortgage loans, net	(54,003)	(68,579)
Other invested assets (purchased) sold, net	(3,879)	75,676
Net change in short term investments	4,390	16,760
Net cash used in investing activities	(255,612)	(1,303,030)

Cash flows from financing activities:
Withdrawals from policyholder accounts	(1,322,792)	(1,148,927)
Deposits to policyholder accounts	1,168,576	1,348,646
Net change in securities lending	-	(623,865)
Net cash used in financing activities	(154,216)	(424,146)

Change in cash and cash equivalents	(79,170)	(1,319,509)
Cash and cash equivalents at beginning of period	448,446	2,117,200
Cash and cash equivalents at end of period	$ 369,276	$ 797,691

The accompanying notes are an integral part of the financial statements.

KEYPORT LIFE INSURANCE COMPANY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. General

The accompanying unaudited consolidated financial statements of Keyport Life Insurance Company ("the Company") includes all adjustments, consisting of normal recurring accruals that management considers necessary for a fair presentation of the Company's financial position as of June 30, 2003 and December 31, 2002 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the three and six months ended June 30, 2003 and 2002, respectively. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 2002 Form 10-K. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates are those used in determining deferred policy acquisition costs, investment allowances and the liabilities for future policyholder benefits. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior years' financial statements have been reclassified to conform to the 2003 presentation.

2. Restatement

On December 31, 2002, the Company exchanged its 100% ownership interest in Keyport Benefit Life Insurance Company ("KBL") for a 67% interest in Sun Life Insurance and Annuity Company of New York ("SLNY"), when KBL merged with SLNY. SLNY and the Company are under common control. GAAP requires that the financial statements reflect such transaction to the earliest year presented or to the date the entities came under common control (November 1, 2001). Accordingly, the accompanying financial statements of the Company reflect the inclusion of SLNY in a manner similar to a pooling of interest. Minority interest has been established for a portion of the earnings not attributable to Keyport's 67% ownership. Prior year's financial statements have been restated to reflect this transaction.

3. Accounting Changes

In June 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This SFAS is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. SFAS No. 150 is effective July 1, 2003 for calendar quarter companies. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's financial position or results of operations.

KEYPORT LIFE INSURANCE COMPANY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Accounting Changes (continued)

On March 14, 2003, the American Institute of Certified Public Accountants ("AICPA") issued a proposed Statement of Position ("SOP"), "Accounting by Insurance Enterprises for Deferred Acquisition Costs on Internal Replacements Other Than Those Specifically Described in FASB Statement No. 97." This proposed SOP provides guidance on accounting by insurance companies for deferred acquisition cost on internal replacements other than those specifically described in SFAS No. 97. This proposed SOP is effective for fiscal years beginning after December 15, 2003. The Company is in the process of evaluating the provisions of this proposed SOP and its impact on the Company's financial position and results of operations.

In March 2003, the Accounting Standards Executive Committee ("AcSEC") approved SOP "Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Separate Accounts." This SOP provides guidance on accounting and reporting by insurance companies for certain non-traditional, long-duration contracts and for separate accounts. This SOP is effective for fiscal years beginning after December 15, 2003. The Company is in the process of evaluating the provisions of this SOP and its impact on the Company's financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"), to improve financial reporting by enterprises involved with variable interest entities. FIN No. 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. The Company will adopt FIN. No. 46 as required during the third quarter of 2003. Although the Company is still evaluating the effect of FIN No. 46, it is reasonably possible that FIN No. 46 may require consolidation of the entities described below.

The Company may be required to consolidate Structured Enhanced Return Vehicle Trust Series ("SERVES") 1999-1 and

2000-2 based on its investments in certain floating rate notes and certificates of the SERVES. As of June 30, 2003, the assets and liabilities of these two entities were approximately $108.3 million and $101.1 million, respectively. The Company's maximum exposure to loss as a result of these investments is the carrying value of such investments, approximately $57.5 million at June 30, 2003.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. Disclosure requirements under FIN No. 45 are effective for financial statements of annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to the provisions of FIN No. 45. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's financial position and results of operations.

KEYPORT LIFE INSURANCE COMPANY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Accounting for Derivatives and Hedging Activities

All derivatives are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are reported in current period operations as a component of net derivative gains. The Company believes that these derivatives provide economic hedges but the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is not justified.

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

The change in the interest rate swap values, net of related effects on the value of business acquired and deferred acquisition costs, resulted in a loss of $16.8 million and $41.5 million for the quarters ended June 30, 2003 and 2002, respectively, and a loss of $29.0 million and $25.3 million for the six months ended June 30, 2003 and 2002, respectively. The change in values of the call options, futures, and the embedded derivative, net of related effects on the value of business acquired, increased (decreased) income by $6.5 million and $(29.1) million for the quarters ended June 30, 2003 and 2002, respectively, and (decreased) income by $(5.4) million and $(35.4) million for the six months ended June 30, 2003 and 2002, respectively.

5. Equity Income (Loss) of Private Limited Partnerships

Private limited partnerships ("partnerships"), which are included in other invested assets, are accounted for on either the cost method or equity method. The equity method of accounting is used for all partnerships in which the Company has an ownership interest in excess of 3%. Investments in partnerships amounted to $453.6 million and $461.3 million at June 30, 2003 and December 31, 2002, respectively.

The equity income of private limited partnerships is accounted for using the equity method and represents primarily increases or decreases in the fair value of the underlying investments of the private equity limited partnerships for which the Company had ownership interests in excess of 3%. For the three months ended June 30, 2003 and 2002, the equity income of partnerships of $5.1 million and $11.0 million, respectively, is recorded net of the related amortization of value of business acquired and deferred acquisition costs of $(0.9) million and $(1.4) million, respectively. For the six months ended June 30, 2003 and 2002, the (loss) of partnerships of $(7.6) million and $(10.3) million is recorded net of the related amortization of value of business acquired and deferred acquisition costs of $1.5 million and $1.3 million, respectively. The financial information for these investments is obtained directly from the partnerships on a periodic basis. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments.

KEYPORT LIFE INSURANCE COMPANY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Transactions with Affiliated Companies

Effective January 1, 2002, Sun Life Assurance Company of Canada (U.S.) ("SLUS"), an affiliate of the Company, became the employer of record for most United States affiliates of Sun Life Financial Inc. ("SLF" formerly known as Sun Life Financial Services of Canada, Inc.). In accordance with an administrative services agreement between and among SLUS, Sun Life Assurance Company of Canada ("SLOC") and the Company, SLUS allocates operating expenses back to the Company. These expenses include general, and administrative expenses, corporate overhead, such as executive and legal support, employee benefits, and investment management services.

For the three-month periods ended June 30, 2003 and 2002, the Company reimbursed SLUS for expenses incurred on its behalf in the amount of $8.7 million and $11.9 million, respectively. For the six-month periods ended June 30, 2003 and 2002, the Company reimbursed SLUS for expenses incurred on its behalf in the amount of $18.1 million and $25.2 million, respectively. Management believes inter-company expenses are calculated on a reasonable basis. However, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis.

On May 29, 2002, the Company purchased from SLUS a $100 million note issued by Massachusetts Financial Services Company, an affiliate, for $107 million. In the first quarter of 2003, the note was sold to another affiliate, Sun Life (Hungary) Group Financing Limited Liability Company ("Sun Life (Hungary)"). The Company realized a gain of $3.3 million on the sale.

On July 25, 2002, the Company issued a $380 million promissory note at 5.76% to, Sun Life (Hungary), which matures on June 30, 2012. The Company pays interest on this note semi-annually on December 31 and June 30. The proceeds of the note were used to purchase fixed rate corporate and government bonds. This note is included in other liabilities and the associated interest expense is included in other operating expenses. Interest expense amounted to $5.5 million and $10.9 million for the three and six months ended June 30, 2003, respectively.

On December 31, 2002, KBL, then a wholly owned subsidiary of the Company, merged with and into SLNY, an affiliate. Keyport and its subsidiaries, including KBL, were purchased on October 31, 2001 by Sun Life of Canada (U.S.) Holdings, Inc., an upstream parent of SLNY. On December 31, 2002, prior to the completion of the merger, the Company contributed capital in the amount of $30.15 million to KBL. SLUS, the parent of SLNY, contributed capital totaling $14.85 million to SLNY. These contributions were approved by the respective boards of directors in anticipation of the merger transaction. As a result of the merger, SLUS continued to hold 2,000 shares of SLNY's common stock; however, the par value of the common stock was converted to $350 per share. In exchange for its investment in KBL, SLNY issued the Company 4,001 shares of its $350 par value common stock. As a result of the share issuance and changes in par value, SLUS ownership percentage of SLNY became 33%, with the Company holding the remaining 67%.

7. Commitments and Contingencies

The Company has commitments to fund mortgage loans and private limited partnerships in the future. These outstanding commitments amounted to $82.5 million on mortgages at June 30, 2003.

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

KEYPORT LIFE INSURANCE COMPANY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the acquisition of the Company. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment, on an annual basis, during the second quarter. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2003 and concluded that these assets are not impaired. The Company used the actuarial appraisal method, with assumptions and discount rates reflective of current market conditions, and determined on that basis that the fair value of the Company was at least equal to the carrying value. The Company also compared the results of that valuation to a range of values based on historical multiples, and found them to be consistent with the results of the actuarial appraisal method.

9. Plan for Merger

On April 2, 2003, the Company and its affiliate SLUS filed a Form D (Prior Notice of a Transaction) with the Division of Insurance, Department of Business Regulation of Rhode Island. On April 3, 2003, the Company and SLUS filed similar documents with the Delaware Department of Insurance. Both filings seek regulatory approval for a contemplated merger of the Company with and into SLUS. The Company and SLUS are both direct wholly-owned subsidiaries of Sun Life of Canada (U.S.) Holdings, Inc. and indirect wholly-owned subsidiaries of SLF. The boards of directors of both the Company and SLUS voted to approve the merger at their meetings on April 24, 2003. Regulatory approval from the States of Rhode Island and Delaware was received on June 11, 2003 and July 21, 2003, respectively. The management of both companies currently anticipate completing the merger as planned on December 31, 2003.

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

Restatement

On December 31, 2002, the Company exchanged its 100% ownership interest in Keyport Benefit Life Insurance Company ("KBL") for a 67% interest in Sun Life Insurance and Annuity Company of New York ("SLNY"), when KBL merged with SLNY. SLNY and the Company are under common control. Accounting principles generally accepted in the United States ("GAAP") require that the financial statements reflect such transaction to the earliest year presented or to the date the entities came under common control (November 1, 2001). Accordingly, the accompanying financial statements of the Company reflect the inclusion of SLNY in a manner similar to a pooling of interest. Minority interest has been established for a portion of the earnings not attributable to Keyport's 67% ownership. Prior year's financial statements have been restated to reflect this transaction.

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

Derivative Instruments

All derivatives are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are reported in current period operations as a component of net derivative gains (losses). The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is not justified.

The Company issues equity-indexed annuity contracts that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract) and is carried at fair value.

Critical Accounting Policies (continued)

Derivative Instruments (continued)

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

VOBA is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss).

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

Critical Accounting Policies (continued)

Other-than-temporary Impairments

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

During the three months ended June 30, 2003 and 2002, the Company realized losses totaling $8.3 million and $18.4 million, respectively, for other-than-temporary impairments. For the six month period ended June 30, 2003 and 2002, the Company realized losses totaling $17.8 million and $18.4 million, respectively, for other-than-temporary impairments. The Company discontinued the accrual of income on several of its holdings for issuers that are in default. Investment income would have increased by $1.3 million and $2.2 million for the three month and six month periods ended June 30, 2003, if these holdings were performing.

Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the acquisition of the Company. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment, on an annual basis, during the second quarter. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2003 and concluded that these assets are not impaired. The Company used the actuarial appraisal method, with assumptions and discount rates reflective of current market conditions, and determined on that basis that the fair value of the Company was at least equal to the carrying value. The Company also compared the results of that valuation to a range of values based on historical multiples, and found them to be consistent with the results of the actuarial appraisal method.

Results of Operations

On December 31, 2002, the Company acquired a 67% interest in SLNY, an affiliated company, in exchange for its interest in its wholly owned subsidiary, KBL. SLNY was merged with KBL on December 31, 2002, and SLNY was the surviving entity. SLNY and the Company are under common control and GAAP requires that the financial statements should be restated to the earliest year presented or to the date the entities came under common control (November 1, 2001). Minority interest has been established for a portion of the earnings not attributable to Keyport's 67% ownership. The financial condition and results of SLNY are included in the financial statements from November 1, 2001.

Net income (loss) was $35.6 million and $(20.9) million for the three months ended June 30, 2003 and 2002, respectively, and was $16.0 million and $10.9 million for the six months ended June 30, 2003 and 2002, respectively. Income (loss) before income taxes and minority interest was $58.5 million and $(32.9) million for the three months ended June 30, 2003 and 2002, respectively and was $29.6 million and $16.5 million for the six months ended June 30, 2003 and 2002, respectively.

The $91.4 million increase in income before income taxes and minority interest in the second quarter of 2003, as compared to the second quarter of 2002, is primarily attributable to a $60.3 million decrease in net derivative losses, a $68.8 million increase in net realized investment gains, offset by a $34.6 million decrease in investment spread. The $13.1 million increase in income before income taxes and minority interest for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, is primarily attributable to a $26.3 million decrease in net derivative losses, a $70.1 million increase in net realized gains on investments, an $8.2 million decrease in operating expenses, offset by a $94.7 million decrease in investment spread.

Results of Operations (continued)

Investment spread is the amount by which investment income earned on the Company's investments exceeds interest credited to policyholder balances. Investment spread was $33.0 million and $67.6 million for the three months ended June 30, 2003 and 2002, respectively. The amount by which the average yield on investments exceeds the average interest credited rate on policyholder balances is the investment spread percentage. The investment spread percentage was 0.42% and 1.36% for the three months ended June 30, 2003 and 2002, respectively. The investment spread was $41.1 million and $135.8 million for the six months ended June 30, 2003 and 2002, respectively. The investment spread percentage was 0.48% and 1.34% for the six months ended June 30, 2003 and 2002, respectively. The decline in the spread is primarily a result of the decline in interest rates throughout 2002 and for the six months ended June 30, 2003, the compression of spread as interest rates credited to policyholder contracts reached guaranteed minimums, and a reserve adjustment of approximately $30.0 million (pretax) during the first quarter of 2003, which was recorded as a component of interest credited to policyholders. (Interest credited to policyholders was accurately recorded at the policy level at all times).

To mitigate interest spread compression, during the second quarter of 2003, the Company reduced commission rates on certain deferred annuities by amounts up to 5% and new contracts being offered have reduced minimum guaranty rates to 1.5%. Additionally, beginning in August 2003, the renewal rate for certain in-force contracts with bailout provisions may be set to rates below the bailout. This will allow those policyholders to surrender without a surrender charge within a prescribed period of time. The Company believes that these are prudent actions given the current economic environment and will actively monitor the impact of these actions.

Investment income was $187.1 million and $206.7 million for the three months ended June 30, 2003 and 2002, respectively. The decrease of $19.6 million during the second quarter of 2003, as compared to the second quarter of 2002, is the result of a lower average investment yield ($27.9 million), offset by an increase in average invested assets ($8.3 million). The average investment yield was 5.02% and 5.89% for the three months ended June 30, 2003 and 2002, respectively. Investment income was $382.6 million and $418.5 million for the six months ended June 30, 2003 and 2002, respectively. The decrease of $35.9 million in 2003 is the result of lower average investment yield ($56.4 million) offset by an increase in average invested assets ($20.5 million). The average investment yield was 5.05% and 5.95% for the six months ended June 30, 2003 and 2002, respectively.

Interest credited to policyholders was $154.1 million and $139.0 million for the three months ended June 30, 2003 and 2002, respectively. The increase of $15.1 million during the second quarter of 2003, as compared to the second quarter of 2002, is the result of a higher average interest credited rate ($2.2 million) and increased average policyholder balances ($12.9 million). Policyholder balances (excluding institutional account balances and policyholder balances of SLNY) averaged $13.0 billion ($11.7 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $1.3 billion of equity-indexed annuities) and $12.3 billion ($11.2 billion of fixed products and $1.1 billion of equity-indexed annuities) for the three months ended June 30, 2003 and 2002, respectively. Interest credited to policyholders was $341.5 million and $282.7 million for the six months ended June 30, 2003 and 2002, respectively. The increase of $58.8 million in 2003 as compared to 2002 is the result of a lower average interest credited rate ($2.6 million) offset by increased average policyholder balances ($31.4 million) and a reserve adjustment of $30.0 million during the first quarter of 2003. Policyholder balances (excluding institutional account balances) averaged $12.9 billion ($11.7 billion of fixed products, consisting of fixed annuities and the closed block of single premium whole life insurance, and $1.2 billion of equity-indexed annuities) and $12.3 billion ($11.1 billion of fixed products and $1.2 billion of equity-indexed annuities) for the six months ended June 30, 2003 and 2002, respectively.

Results of Operations (continued)

The average interest credited rate was 4.61% and 4.54% for the three months ended June 30, 2003 and 2002, respectively. The average interest credited rate for the six months ended June 30, 2003 and 2002 was 4.57% and 4.61%, respectively. The Company's equity-indexed annuities credit interest to the policyholder at a "participation rate" equal to a portion (ranging for existing policies from 25% to 120%) of the change in value of the S&P 500 Index. The Company's equity-indexed annuities also provide full guarantee of principal if held to term, plus interest at 0.85% annually. Under SFAS No. 133, the indexed annuities are deemed to contain an embedded derivative (the change in value attributable to the change in the S&P 500 Index) and a host contract. The host contract's interest rate is derived at the inception of the contract and an effective interest rate is utilized that will result in a liability equal to the guaranteed minimum account value at the end of the term. The embedded derivative is a non-designated derivative and the changes in fair value are reported as a component of derivative income (loss).

Net realized investment gains (losses) were $44.2 million and $(24.6) million for the three months ended June 30, 2003 and 2002, respectively, and $53.0 million and $(17.1) million for the six months ended June 30, 2003 and 2002, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. Net realized investment gains (losses) included $(8.3) million and $(18.4) million for the quarter ended June 30, 2003 and 2002, respectively, and $(17.8) million and $(18.4) million for the six months ended June 30, 2003 and 2002, respectively, for certain fixed maturity investments where the decline in value was determined to be other-than-temporary.

Net derivative losses of $10.3 million and $70.6 million for the three months ended June 30, 2003 and 2002, respectively, and $34.4 million and $60.7 million for the six months ended June 30, 2003 and 2002, respectively, represent fair value changes, net of related effects on DAC and VOBA.

All derivatives are recognized on the balance sheet at fair value. Changes in the fair value of non-designated derivatives are reported in current period operations as a component of net derivative (losses) gains. The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is not justified.

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

The decrease in the interest rate swap values, net of related effects on VOBA and DAC, resulted in a loss of $16.8 million and $41.5 million for the quarters ended June 30, 2003 and 2002, respectively, and a loss of $29.0 million and $25.3 million for the six months ended June 30, 2003 and 2002, respectively. The change in values of the call options, futures, and the embedded derivative, net of related effects on VOBA and DAC, increased (decreased) income by $6.5 million and $(29.1) million for the quarters ended June 30, 2003 and 2002, respectively, and (decreased) income by $(5.4) million and $(35.4) million for the six months ended June 30, 2003 and 2002, respectively.

Equity income (loss) of private limited partnerships primarily represents increases (decreases) in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. Private equity limited partnerships ("partnerships"), which are included in other invested assets, are accounted for on either the cost method or equity method. The equity method of accounting is used for all partnerships in which the Company has an ownership interest in excess of 3%. Partnerships amounted to $453.6 million and $461.3 million at June 30, 2003 and December 31, 2002, respectively.

Results of Operations (continued)

For the three months ended June 30, 2003 and 2002, the equity income (loss) of partnerships of $5.1 million and $11.0 million, respectively, is recorded net of the related amortization of VOBA and DAC of $(0.9) million and $(1.4) million, respectively. For the six months ended June 30, 2003 and 2002, the equity (loss) of partnerships of $(7.6) million and $(10.3) million, respectively, is recorded net of the related amortization of VOBA and DAC of $1.5 million and $1.3 million, respectively. The financial information for these investments is obtained directly from the partnerships on a periodic basis. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments.

Premiums are SLNY's premiums for life insurance contracts. Premiums were $7.4 million and $5.3 million for the three months ended June 30, 2003 and 2002, respectively, and $13.8 million and $10.9 million for the six months ended June 30, 2003 and 2002, respectively. The increase in premiums is primarily due to increased premiums in SLNY's group stop-loss line of business.

Surrender charges are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $7.2 million and $6.3 million for the three months ended June 30, 2003 and 2002, respectively, and $13.9 million and $11.7 million for the six months ended June 30, 2003 and 2002, respectively.

On an annualized basis, total annuity withdrawals represented 21.6% and 17.1% of the total average annuity policyholder and separate account balances for the three months ended June 30, 2003 and 2002, respectively. The increase in withdrawals for the second quarter of 2003 compared to the same time period in 2002 is due to the maturity and surrender of a single contract valued at approximately $400 million. On an annualized basis, total annuity withdrawals represented 16.3% and 16.7% of the total average annuity policyholder and separate account balances for the six months ended June 30, 2003 and 2002, respectively. The decline in surrenders year to date is primarily due to a declining interest rate environment. As interest rates continue to decline, withdrawals have declined as more contracts reach the minimum guaranty rate. The increase in surrender charges over the prior year is due to more surrenders in the current year being subject to penalty charges.

Separate account income is primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $7.7 million and $8.8 million for the three months ended June 30, 2003 and 2002, respectively, and $13.5 million and $18.8 million for the six months ended June 30, 2003 and 2002, respectively. Variable product fees represented 1.08% and 1.35% of the average variable annuity and variable life separate account balances for the three months ended June 30, 2003 and 2002, respectively, and 1.18% and 1.32% for the six months ended June 30, 2003 and 2002, respectively. The decrease in separate account income was due to a decrease in average separate account assets. Average separate account assets were $2.3 billion and $2.8 billion for the three months ended June 30, 2003 and 2002, respectively, and $2.3 billion and $2.9 billion for the six months ended June 30, 2003 and 2002, respectively.

Management and other fees were $2.7 million and $1.8 million for the three months ended June 30, 2003 and 2002, respectively, and $4.3 million and $3.4 million for the six months ended June 30, 2003 and 2002, respectively. These fees are primarily investment advisory fees related to the separate account assets. The fees are based on the level of assets under management, which are affected by product sales, redemptions and changes in the fair values of the investments managed. Advisory fees were $1.3 million and $1.8 million for the three months ended June 30, 2003 and 2002, respectively, and $2.4 million and $3.4 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in advisory fees is attributed to the decline in the market value of the assets managed. In the second quarter of 2003, the Company received a fee of $1.3 million in connection with a reinsurance contract, which is included in management and other fees.

Results of Operations (continued)

Policy Benefits are primarily death and disability benefits related to traditional insurance products issued by SLNY, as well as death benefits related to variable annuity products and a closed block of single premium whole life in which the death benefit exceeds the account value. Policy benefits were $11.6 million and $6.9 million for the three months ended June 30, 2003 and 2002, respectively, and $19.0 million and $13.6 million for the six months ended June 30, 2003 and 2002, respectively. The increase in policy benefits is attributed to minimum death benefits associated with variable contracts and increased group benefit payments in SLNY.

Operating expenses primarily represent compensation, general and administrative expenses. Effective January 1, 2002, Sun Life Assurance Company of Canada (U.S.) ("SLUS") became the employer of record for most United States affiliates of Sun Life Financial Inc. ("SLF"). In accordance with an administrative services agreement between and among SLUS, Sun Life Assurance Company of Canada ("SLOC") and the Company, SLUS allocates operating expenses back to the Company. These expenses include general, and administrative expenses, corporate overhead, such as executive and legal support, employee benefits, and investment management services. Management believes inter-company expenses are calculated on a reasonable basis. However, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis.

Operating expenses were $23.6 million and $20.5 million for the three months ended June 30, 2003 and 2002, respectively, and $46.8 million and $40.3 million for the six months ended June 30, 2003 and 2002, respectively. The primary increase in operating expenses for the three month and six month periods ended June 30, 2003 compared to the same periods in the prior year is attributed to the interest expense relating to the $380 million promissory note issued in the third quarter of 2002, by the Company to Sun Life (Hungary) Group Financing Limited Liability Company. This expense was $5.5 million and $10.9 million for the three and six months ended June 30, 2003, respectively.

Amortization of deferred policy acquisition costs relates to the costs of acquiring new business, which vary with and are primarily related to, the production of new annuity business. Such acquisition costs included commissions, costs of policy issuance, underwriting and selling expenses. Deferred policy acquisition costs, net of amortization and adjustment for amounts relating to unrealized gains and losses on available for sale fixed-maturity securities, amounted to $263.5 million and $209.8 million at June 30, 2003 and December 31, 2002, respectively. This amount represents the cost of acquiring new business since November 1, 2001. Amortization was $1.4 million and $3.2 million for the three months ended June 30, 2003 and 2002, respectively, and $1.7 million and $6.3 million for the six months ended June 30, 2003 and 2002, respectively.

Amortization of value of business acquired relates to the actuarial-determined present value of projected future gross profits from policies in force at the date of the Company's acquisition (November 1, 2001). This amount is amortized in proportion to the projected emergence of profits over the estimated lives of the contracts. Value of business acquired, net of amortization and adjustment for amounts relating to unrealized gains and losses on available for sale fixed-maturity securities, amounted to $39.8 million and $57.7 million at June 30, 2003 and December 31, 2002, respectively. Amortization was $1.6 million and $7.8 million for the three months ended June 30, 2003 and 2002, respectively, and $0.4 million and $15.7 million for the six months ended June 30, 2003 and 2002, respectively.

Federal income tax expense (benefit) was $20.5 million and $(11.5) million for the three months ended June 30, 2003 and 2002, respectively, and $10.3 million and $5.8 million for the six months ended June 30, 2003 and 2002, respectively. The Company's effective tax rate was 35% for the three and six month periods ended June 30, 2003 and 2002.

Minority interest share of income (loss) relates to SLUS's 33% ownership interest in SLNY. On December 31, 2002, the Company acquired a 67% interest in SLNY, an affiliated company, in exchange for its interest in its wholly owned subsidiary, KBL. SLNY was merged with KBL on December 31, 2002 and SLNY was the surviving entity. The Company's net income is adjusted to record SLUS's 33% minority interest share of $2.5 million and $(0.5) million for the three months ended June 30, 2003 and 2002, respectively, and $3.3 million and $(0.2) million for the six months ended June 30, 2003 and 2002, respectively.

Financial Condition

Stockholder's equity was $2.132 billion as of June 30, 2003 compared to $1.954 billion as of December 31, 2002. The increase in stockholder's equity was attributed to income of $16.0 million, other comprehensive income of $167.8 million, reduced by the $6.3 million of the minority interest share of other comprehensive income

Investments

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

For a more detailed discussion of the Company's interest rate risk management policies, practices and procedures, see Interest Rate Risk in the "Quantitative and Qualitative Disclosure about Market Risk" section below.

The Company manages exposure to credit risk through internal analyses of a given investment. The Company's fixed income credit analysts apply a wide range of qualitative input and quantitative tools in assessing an issuer's credit risk. The credit analysts apply industry and financial knowledge to assess an issuer's ability to succeed within a broader economic framework. The Company's analysts work with legal staff and portfolio management to assess transaction structure and risks to promote appropriate covenant protection as well as investment diversification and asset allocation. The Company relies on its credit analysts' ability to analyze a wide range of public and private bond issues and structures and to acquire the investments needed to profitably fund the Company's liability requirements.

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

Asset/Liability Risk Management (continued)

The composition of the investments in the Company's general account portfolio is as follows (in thousands):
	June 30, 2003		December 31, 2002

	Carrying Value	% of Total	Carrying Value	% of Total

Fixed maturity securities	$ 14,693,219	92.46%	$14,219,184	92.82%
Mortgage loans	223,570	1.41%	169,567	1.10%
Policy loans	654,617	4.12%	642,712	4.20%
Equity securities	1,194	0.01%	1,127	0.01%
Other invested assets	315,667	1.99%	280,465	1.83%
Short-term investments	2,000	0.01%	6,390	0.04%
	$ 15,890,267	100.00%	$15,319,445	100.00%

The fixed maturity portion of the portfolio consists of publicly traded and privately placed debt securities. The Company diversifies its fixed maturities by industry sectors, government (domestic and foreign), and mortgage-backed and asset-backed securities. Asset-backed securities include structured equipment and receivables investments.

Asset/Liability Risk Management (continued)

The following tables provide the composition of the Company's fixed maturity portfolio by sector and the unrealized gains and losses contained therein as of June 30, 2003 and December 31, 2002 (in thousands):

	Total Fair Value	Net Unrealized Gain (Loss)	Fair Value of Securities With Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities With Gross Unrealized Losses	Gross Unrealized Losses
June 30, 2003
Corporate Securities
Basic Industry	$ 362,621	$ 23,212	$ 330,897	$ 23,566	$ 31,727	$ (354)
Capital Goods	462,689	40,670	430,905	41,200	31,784	(530)
Communications	1,009,070	67,684	895,649	69,869	113,421	(2,185)
Consumer Cyclical	871,010	66,640	807,017	68,865	63,992	(2,225)
Consumer Noncyclical	383,736	24,176	375,592	24,540	8,144	(364)
Energy	569,032	37,293	491,324	40,185	77,707	(2,892)
Finance	3,371,198	181,746	3,003,295	189,680	367,903	(7,934)
Technology	56,069	4,027	48,145	4,089	7,923	(62)
Transportation	508,253	12,863	410,495	28,564	97,758	(15,701)
Utilities	1,324,867	66,539	1,149,864	78,640	175,003	(12,101)
Other	295,373	7,284	205,063	11,659	90,310	(4,375)
Total Corporate	$ 9,213,918	$ 532,134	$ 8,148,246	$ 580,857	$ 1,065,672	$ (48,723)
Non-Corporate
ABS & MBS Securities	4,885,117	110,320	3,947,743	175,880	937,374	(65,560)
Foreign Gov't & Agencies	130,524	16,514	130,524	16,514	-	-
States & Political Subdivisions	1,714	94	1,714	94	-	-
U.S. Treasuries & Agencies	461,946	13,691	387,812	15,778	74,134	(2,087)
Total Non-Corporate	$ 5,479,301	$ 140,619	$ 4,467,793	$ 208,266	$ 1,011,508	$ (67,647)

Grand Total	$ 14,693,219	$ 672,753	$ 12,616,039	$ 789,123	$ 2,077,180	$ (116,370)
December 31, 2002
Corporate Securities
Basic Industry	$ 330,778	$ 16,818	$ 314,404	$ 16,874	$ 16,374	$ (56)
Capital Goods	395,076	24,635	346,165	25,960	48,911	(1,325)
Communications	820,587	32,652	709,608	42,982	110,979	(10,330)
Consumer Cyclical	784,154	40,091	681,464	41,818	102,690	(1,727)
Consumer Noncyclical	448,476	18,946	386,716	22,489	61,760	(3,543)
Energy	552,379	15,290	498,317	27,270	54,062	(11,980)
Finance	3,016,762	95,881	2,623,255	117,824	393,507	(21,943)
Technology	67,520	1,226	45,657	1,928	21,863	(702)
Transportation	504,363	(1,297)	370,807	23,742	133,556	(25,039)
Utilities	1,211,779	4,204	999,925	47,016	211,854	(42,812)
Other	143,409	5,524	132,150	5,782	11,259	(258)
Total Corporate	$ 8,275,283	$ 253,970	$ 7,108,468	$ 373,685	$ 1,166,815	$ (119,715)
Non-Corporate
ABS & MBS Securities	$ 5,238,318	$ 80,021	$ 4,294,502	$ 161,843	$ 943,816	$ (81,822)
Foreign Gov't & Agencies	100,350	12,504	95,346	12,512	5,004	(8)
States & Political Subdivisions	1,745	96	1,745	96	-	-
U.S. Treasuries & Agencies	603,488	13,861	523,661	14,842	79,827	(981)
Total Non-Corporate	$ 5,943,901	$ 106,482	$ 4,915,254	$ 189,293	$ 1,028,647	$ (82,811)

Grand Total	$14,219,184	$ 360,452	$ 12,023,722	$ 562,978	$ 2,195,462	$ (202,526)

Asset/Liability Risk Management (continued)

As of June 30, 2003, the portfolio carried $789.1 million in gross unrealized gains relative to $116.4 million in gross unrealized losses. The $672.7 million net unrealized gain as of June 30, 2003 is a $312.3 million improvement over the $360.4 million in net unrealized gains at year-end 2002, reflecting improvement in corporate bond prices, particularly in lower-rated issues and industries that suffered last year. As a percent of fair value, the largest contributor of unrealized losses was the Transportation Sector, driven by the severe downturn in the airline sub-sector. A brief discussion concerning the industry segments of our corporate bond holdings follows:

o

Basic Industry: The Basic Industry sector is composed of the chemicals, metals, paper and forest products industries. Broadly, these sectors supply commodity products for use as an end product or as input for higher value-added goods. Demand typically fluctuates with the strength of the economy. Weak demand has led to falling unit prices, lower capacity utilization, and declining profitability for many industry participants. Those companies with highly-leveraged balance sheets may have experienced ratings deterioration to below investment grade. Any rebound in industry profitability may be delayed until the domestic and/or world economies show prolonged strength and capital spending resumes. In the interim, the Company's portfolio is comprised of companies with specialty niches or dominant industry positions that may allow them to withstand market weakness and avoid significant market-value deterioration.

o

Capital Goods: Capital Goods is a large, diverse industrial sector encompassing the aerospace and defense, building material, construction machinery, diversified manufacturing and environmental sectors. Aerospace continues to be negatively affected by the uncertain economic outlook, geopolitical concerns and weak conditions in the airline industry. Defense, on the other hand, is benefiting from the recent military buildup and increased budgets for homeland defense. Building materials are suffering from reduced commercial construction. Although construction machinery demand has been underperforming, in general, the sector has seen improved balance sheets and operational efficiencies as these firms position for market recovery. In the environmental service sector, poor economic conditions have affected volume and revenue growth, yet companies in this sector continue to apply free cash flow to improve their financial flexibility. While the capital goods subsectors have had varying operating histories, the Company is comfortable with issuer concentration and prospects.

o

Communications: The Communications sector is made up of media-cable, media-non cable, telecom-wireless, and telecom-wireline. Communications, especially telecommunications, came under pressure in 2002. Overcapacity in certain business lines, technological substitution, intensified competition, general economic weakness and accounting scandals led to volatility in bond prices and high-profile defaults. The Company's portfolio was not immune to these developments. However, prices have rebounded - in many cases, sharply -- and rating pressures have eased with improvement in overall operating performance and reduced leverage. The Company's overall strategy has been to overweight companies with stronger and improving balance sheets, such as: the regional Bell operating companies and rural local exchange carriers; wireless companies with better competitive positions; diversified telecommunication and media companies; and the more recession-resistant cable sector. The Company believes that further improvements to credit quality may result from increased free cash flows, further boosted by any improvement in the economy. The Company presently intends to hold stressed but performing investments in this section through recovery.

Asset/Liability Risk Management (continued)
o

Consumer Cyclicals: Consumer Cyclicals is a large and diverse category comprising the automotive, entertainment, gaming, home construction, service and textile sectors. The automotive sector continues to experience weak pricing, reduced earnings, and declining credit measures. Exposure to underfunded pension plans has resulted in significant cash funding requirements. Auto demand in 2003 is expected to be slightly weaker than in 2002. Entertainment and gaming sectors had a relatively strong year in 2002, but gaming weakened in the first half of 2003. The homebuilding industry continues to perform well, driven by the low interest rate environment. The Company continues to closely watch sector performance and has positioned the portfolio to focus on industry leaders.

o

Consumer Noncyclical: The Consumer Noncyclical sector is comprised of consumer product, food and beverage, healthcare, pharmaceutical, and supermarket companies. The Company's primary exposure to this sector is in supermarkets. Supermarket operating performance continues to be negatively impacted from a weak economy and a change in the competitive structure of the industry. As consumers have become price sensitive in weak economic times, many have turned away from traditional grocers and towards non-traditional food retailers such as supercenters and membership clubs. However, free cash flows support investment quality in the supermarket sub sector. The Company has limited exposure to consumer products, food and beverage, healthcare and pharmaceuticals. The Company's analysis suggests that the broad sector will continue to be a good relative performer under most economic scenarios.

o

Energy: The Energy sector encompasses the oil and gas industries. These industries can be further divided into exploration and production (E&P), refining and marketing (R&M) and oilfield services. The Company's exposure is concentrated in E&P and large integrated companies which have benefited from a sustained period of high commodity prices resulting from geopolitical uncertainty, disruptions to production, a colder than expected winter and reduced finding efforts. In an effort to reduce the political risk associated with politically unstable regions, the portfolio is concentrated in global enterprises or large to medium North American players. A notable exception is an investment in a cash-trapped, dollar-based receivable structure of a Venezuelan oil company. In 2002, political uncertainty and related disruptions to oil production caused significant deterioration in Venezuelan credit ratings. Recovering Venezuelan oil exports in 2003, however, has supported significant recovery in investment value.

o

Finance: The Finance sector encompasses banks, independent and captive finance companies, insurance companies, broker-dealers and real estate investment trusts ("REITs"). With few exceptions, bonds in this broad sector performed well in the second quarter of 2003. Bank earnings were relatively strong, mostly owing to continued strong consumer loan demand and to lower provisioning for credit losses. Credit quality measures - delinquencies, non-performing assets and charge-offs - showed improvement in both commercial and consumer sectors. Second quarter earnings of finance companies continue to be positively impacted low interest rates, which increases net interest margins at these companies. Life insurers are facing challenges from the spread compression between low interest rates and minimum guaranteed crediting rates. The recent performance of REITs has been strong, due to the defensive nature of the underlying assets and conservative credit covenants and policies.

Asset/Liability Risk Management (continued)
o

Technology: The Technology sector is comprised of computer hardware manufacturers, makers of mainframe, client/server and personal computers as well as computer software and services manufacturers. The fundamentals of the technology sector remain weak. Industry analysts have indicated that there is no near term catalyst that could restore sales back to the levels seen in the late 1990s, when strong demand driven by the technological advancement of personal computers, cell phones and telecom equipment often outpaced supply growth. Currently, excess supply continues to undermine pricing. Some industry analysts forecast a modest improvement in IT spending this year after several years of depressed demand. The Company remains comfortable with its limited issuer and industry exposure in this sector.

o

Transportation: The Transportation category includes airlines, railroads, trucking and shipping companies. Most of these sectors have experienced some effects from general economic weakness. The airline industry has been particularly hard hit with demand reduced by the events of September 11, the weak economy, the war in Iraq and SARS. The Company generally lends to the airline industry on a secured basis. Thus, the emphasis of recovery values is based on the collateral backing the secured financings. These secured airline financings are of two types: Equipment Trust Certificates ("ETCs") and Enhanced Equipment Trust Certificates ("EETCs"). The ETCs have an initial 80% loan-to-value ratio and the EETCs senior tranches have an initial 40-50% loan-to-value ratio and include a provision for a third party to pay interest for eighteen months in the case of default.

o

Utilities: The Utilities sector includes regulated electric and gas utilities, regulated interstate pipelines, merchant energy companies and independent power projects. Ongoing issues surrounding the California energy crisis, the fallout from the late 2001 Enron bankruptcy, Federal Energy Regulatory Commission and Securities and Exchange Commission investigations, accounting restatements, accounting rule changes and shareholder litigation continue to impact credit quality in the sector. Additionally, the recent quarter saw the expected prepackaged bankruptcy filing of a major independent power producer. However, a handful of high profile refinancings has improved sector liquidity and, in general, prices of power sector bonds also have improved. The Company's portfolio is diversified to include many regulated utilities, interstate pipelines and utility holding companies. In cases where the portfolio's utility holdings have been negatively impacted, ongoing analysis of both firm-specific asset values and projected industry economics continue to support the Company's investment exposure. The Company expects the industry to benefit in the intermediate term from a focus on balance sheet repair, including reduced capital expenditure, reduced dividends, asset sales and equity issuance. Progress in industry restructuring supports the Company's intention to hold its positions until maturity or recovery.

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

As of June 30, 2003, the majority of the Company's fixed maturity investments are investment grade, with 95.8% of fixed maturity securities classified as Category 1 and 2 by the SVO. The Company's below investment grade bonds were 4.2% of fixed maturity investments and 3.9 % of total invested assets as of June 30, 2003. The fair value of investments in SVO categories 3-6 increased by $28.5 million, primarily as a result of the improvement in market prices of below investment grade holdings.

Asset/Liability Risk Management (continued)

The following table provides the SVO ratings for the Company's bond portfolio along with an equivalent S&P rating agency designation at June 30, 2003 and December 31, 2002 (in thousands):
SVO Rating	S&P Equivalent Designation	Fair Value June 30, 2003	% of Total	Fair Value, December 31, 2002	% of Total

1	AAA/AA/A	$ 8,507,010	57.9%	$ 8,756,259	61.6%
2	BBB	5,561,804	37.9%	4,867,050	34.2%
3	BB	298,698	2.0%	372,611	2.6%
4	B	226,283	1.5%	128,988	1.0%
5	CCC and Lower	66,684	0.5%	47,108	0.3%
6	In or Near default	32,740	0.2%	47,168	0.3%

Total		$14,693,219	100.0%	$14,219,184	100.0%

The following table shows the composition by credit quality of the securities with gross unrealized losses in the Company's fixed maturity securities portfolio at June 30, 2003 and December 31, 2002 (in thousands):
SVO Rating	S&P Equivalent Designation	Fair Value of Securities With Unrealized Losses	% Of Total	Unrealized Losses	% Of Total

		June 30, 2003
1	AAA/AA/A	$ 1,192,828	57.4%	$ (43,242)	37.2%
2	BBB	556,329	26.8%	(17,445)	15.0%
3	BB	121,497	5.8%	(20,826)	17.9%
4	B	136,080	6.6%	(22,828)	19.6%
5	CCC and Lower	41,108	2.0%	(6,033)	5.2%
6	In or Near default	29,338	1.4%	(5,996)	5.1%

Total		$ 2,077,180	100.0%	$ (116,370)	100.0%

		December 31, 2002
1	AAA/AA/A	$ 1,223,024	55.7%	$ (49,749)	24.6%
2	BBB	612,750	27.9%	(55,057)	27.2%
3	BB	236,628	10.8%	(45,449)	22.4%
4	B	51,145	2.3%	(22,928)	11.3%
5	CCC and Lower	39,093	1.8%	(18,335)	9.1%
6	In or Near default	32,822	1.5%	(11,008)	5.4%

Total		$ 2,195,462	100.0%	$ (202,526)	100.0%

At June 30, 2003, $60.7 million, or 52.2%, of the Company's gross unrealized losses are on securities that are rated investment grade. In general, unrealized losses on investment grade securities reflect changes in interest rates or changes in credit spreads since the securities were acquired and these losses are generally considered to be temporary in nature. The Company's policy is to subject any security with a gross unrealized loss of greater than 20% to a comprehensive asset impairment process. Securities at any level of the SVO rating scale would be subject to such review should a drop in market valuation or any other event signal a potential problem.

Asset/Liability Risk Management (continued)

The Company has a comprehensive process in place to identify potential problem securities that could have an impairment that is other-than-temporary. At the end of each quarter, all securities with a market value below 80% of amortized cost are reviewed. An analysis is undertaken to determine whether this decline in market value is other-than-temporary. The Company's process focuses on issuer operating performance and overall industry and market conditions. Any deterioration in operating performance is assessed relative to the impact on financial ratios including leverage and coverage measures specific to an industry and relative to any investment covenants. The Company's analysis also assesses each issuer's ability to service its debts in a timely fashion, the length of time the security has been trading below 80% of amortized cost, rating agency actions, and any other key developments. The Chief Investment Officer and the Chief Financial Officer review the results of the Company's impairment analysis on a quarterly basis.

Securities that have been triggered for the asset review process may be determined to be impaired or placed on a watchlist for monitoring. Should it be determined that a security is impaired the Company may sell the security and realize a loss or hold the security following an appropriate adjustment in carrying value. The Company incurred write-downs of fixed maturities totaling $8.3 million for other-than-temporary impairment in the second quarter of 2003 and $17.8 million year-to-date, compared to $66.8 million in write-downs for the year ended December 31, 2002. The write-downs taken in the second quarter of 2003 reflect impairments primarily relating to the airline sector. Realized losses on the voluntary disposal of fixed maturity securities totaled $3.1 million for the recent quarter and $12.4 million year-to-date, reflecting sales principally in the communications industries. In comparison, realized losses on sale were $128.6 million for the year ended December 31, 2002.

The carrying value of fixed maturity securities with unrealized losses by maturity date at June 30, 2003 and December 31, 2002 was as follows (in thousands):

Maturity Range	Fair Value of Securities With Unrealized Losses	Gross Unrealized Losses	Fair Value of Securities with Unrealized Losses	Gross Unrealized Losses
	June 30, 2003		December 31, 2002
Due in one year or less	$ 52,887	(538)	$ 154,455	$ (2,343)
Due after one year through five years	239,613	(9,057)	397,431	(31,356)
Due after five years through ten years	344,415	(17,115)	331,261	(50,271)
Due after ten years	502,891	(24,100)	368,499	(36,734)

Asset-backed securities	937,374	(65,560)	943,816	(81,822)

Total	$ 2,077,180	$ (116,370)	$ 2,195,462	$ (202,526)

Derivatives

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate and total return swap agreements and interest rate cap agreements to match assets more closely to liabilities. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. A total return swap agreement is an agreement to exchange payments based upon an underlying notional balance and changes in variable rate and total return indices. The Company utilizes total return swap agreements to hedge its obligations related to certain contract liabilities. The Company had outstanding swap agreements with an aggregate notional principal amount of $3.6 billion and $3.9 billion as of June 30, 2003 and December 31, 2002, respectively.

Derivatives (continued)

Cap agreements are agreements with a counterparty that require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying notional principal to hedge against rising interest rates. There were no outstanding interest rate cap agreements as of June 30, 2003 and December 31, 2002.

With respect to the Company's equity-indexed annuities, the Company buys call options and futures on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $47.1 million and $20.1 million as of June 30, 2003 and December 31, 2002, respectively. The Company had open futures with a fair value of $(2.0) million and $5.2 million as of June 30, 2003 and December 31, 2002, respectively. The Company had total return swap agreements with a carrying value of $102.0 million and $165.0 million as of June 30, 2003 and December 31, 2002, respectively.

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

Capital adequacy

The National Association of Insurance Commissioners (''NAIC'') adopted regulations at the end of 1993 that established minimum capitalization requirements for insurance companies, based on risk-based capital (''RBC'') formulas applied to statutory surplus. These requirements are intended to identify undercapitalized companies so that specific regulatory actions can be taken on a timely basis. The RBC formula for life insurance companies calculates capital requirements related to assets, insurance, interest rates, and business risks. The Company met its capital requirements at June 30, 2003 and December 31, 2002.

Liquidity

The Company's liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses, policy acquisition costs, and the purchase of investments. The Company generates cash from annuity premiums and deposits, net investment income, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At June 30, 2003, $13.7 billion, or 92.8%, of the Company's general account investments are considered readily marketable.

Liquidity (continued)

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

Current Rhode Island insurance law permits the payment of dividends or distributions from the Company to its parent, which, together with dividends and distributions paid during the preceding 12 months, do not exceed the lesser of (i) 10% of statutory surplus as of the preceding December 31, or (ii) the net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is called an "extraordinary dividend" and may not be paid until it is approved by the Commissioner of Insurance of the State of Rhode Island.

Based upon the historical cash flow of the Company, its current financial condition and its expectation that there will not be a material adverse change in the results of operations of the Company and its subsidiaries during the next twelve months, the Company believes that cash flow provided by operating activities over this period will provide sufficient liquidity for its liquidity needs.

On July 25, 2002, the Company issued a $380 million promissory note at 5.76% to an affiliate, Sun Life (Hungary), which matures on June 30, 2012. The Company pays interest on this note semi-annually on December 31 and June 30. The proceeds of the note were used to purchase fixed rate corporate and government bonds. This note is included in other liabilities and the associated interest expense is included in other operating expenses. Interest expense amounted to $5.5 million and $10.9 million for the three and six months ended June 30, 2003, respectively.

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

Plan for Merger

On April 2, 2003, the Company and its affiliate SLUS filed a Form D (Prior Notice of a Transaction) with the Division of Insurance, Department of Business Regulation of Rhode Island. On April 3, 2003, the Company and SLUS filed similar documents with the Delaware Department of Insurance. Both filings seek regulatory approval for a contemplated merger of the Company with and into SLUS. The Company and SLUS are both direct wholly-owned subsidiaries of Sun Life of Canada (U.S.) Holdings, Inc. and indirect wholly-owned subsidiaries of SLF. The boards of directors of both the Company and SLUS voted to approve the merger at their meetings on April 24, 2003. Regulatory approval from the States of Rhode Island and Delaware was received on June 11, 2003 and July 21, 2003, respectively. The management of both companies currently anticipate completing the merger as planned, on December 31, 2003.

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

The Company has investment policies and guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over its investment activities. In addition, the Company has specific investment policies that delineate the investment limits and strategies that are appropriate given the Company's liquidity, surplus, product and regulatory requirements.

The Company's management believes that stringent underwriting standards and practices have resulted in high-quality portfolios that have the effect of limiting credit risk. Efforts to reduce holdings of below investment grade bonds were initiated in late 2001. Also, as a matter of investment policy, the Company manages foreign exchange and equity risk within tolerance bands. The Company does not hold real estate but does own substantial amounts of equity options supporting its equity-indexed annuities business. The management of interest rate risk exposure is discussed below.

Interest rate risk

The Company's fixed interest rate liabilities are primarily supported by a well-diversified portfolio of fixed interest investments. They are also supported by small amounts of floating rate notes. These interest-bearing investments include both publicly issued and privately placed bonds. Public bonds can include treasury bonds, corporate bonds and money market instruments. The Company also holds securitized assets, including mortgage-backed securities ("MBS"), collateralized mortgage obligations, commercial MBS and asset-backed securities. These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines. The Company restricts MBS investments to pass-through securities issued by U.S. government agencies and to collateralized mortgage obligations, which are expected to exhibit relatively low volatility. The Company does not engage in leveraged transactions and it does not routinely invest in the more speculative forms of these instruments such as the interest-only, principal-only, inverse floater or residual tranches.

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

The Company's Interest Rate Risk Committee meets monthly. After reviewing duration analyses, market conditions and forecasts, the Committee develops specific asset management strategies. These strategies may involve managing to achieve small intentional mismatches, either in terms of total effective duration or for certain key rate durations, between liabilities and assets. The Company manages these mismatches to a tolerance range of plus or minus 1.0.

Asset strategies may include the use of Treasury futures, options and interest rate swaps to adjust the duration profiles. All derivative transactions are conducted under written operating guidelines and are marked to market. Total positions and exposures are reported to the Company's board of directors on a quarterly basis. The counterparties to hedging transactions are highly rated financial institutions, with respect to which the risk of the Company incurring losses related to credit exposures is considered remote.

Item 3. Quantitative and Qualitative Disclosure of Market Risk (continued)

Interest rate risk (continued)

Fixed interest liabilities held in the Company's general account at June 30, 2003 had a fair value of $14.6 billion. Fixed income investments supporting those liabilities had a fair value of $14.8 billion at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets as of June 30, 2003. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $594 million and the corresponding assets would show a net increase of $559 million.

By comparison, fixed interest liabilities categorized as financial instruments and held in the Company's general account at December 31, 2002 had a fair value of $13.8 billion. Fixed income investments supporting those liabilities had a fair value of $14.2 billion at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on December 31, 2002. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $483 million and the corresponding assets would show a net increase of $459 million.

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

Equity Price Risk

Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock or stock index. At June 30, 2003 and December 31, 2002, the Company had approximately $1.2 million and $1.1 million, respectively, in common stocks and $47.1 million and $20.1 million, respectively, in call options.

At June 30, 2003 and December 31, 2002, the Company had $1.3 billion and $1.5 billion, respectively, in equity-indexed annuity liabilities that provide customers with contractually guaranteed participation in price appreciation of the S&P 500 Index. The Company purchases equity-indexed options and futures to hedge the risk associated with the price appreciation component of equity-indexed annuity liabilities.

The Company manages the equity risk inherent in its assets relative to the equity risk inherent in its liabilities by conducting detailed computer simulations that model its S&P 500 Index derivatives and its equity-indexed annuity liabilities under stress-test scenarios in which both the index level and the index option implied volatility are varied through a wide range. Implied volatility is a value derived from standard option valuation models representing an implicit forecast of the standard deviation of the returns on the underlying asset over the life of the option or future. The fair values of S&P 500 Index linked securities, derivatives and annuities are produced using standard derivative valuation techniques. The derivative portfolios are constructed to maintain acceptable interest margins under a variety of possible future S&P 500 Index levels and option or future cost environments. In order to achieve this objective and limit its exposure to equity price risk, the Company measures and manages these exposures using methods based on the fair value of assets and the price appreciation component of related liabilities. The Company uses derivatives, including futures, options and total return swaps, to modify its net exposure to fluctuations in the S&P 500 Index.

Item 3. Quantitative and Qualitative Disclosure of Market Risk (continued)

Equity Price Risk (continued)

Based upon the information and assumptions the Company used in its stress-test scenarios at June 30, 2003 and December 31, 2002, management estimates that if the S&P 500 Index increases by 10%, the net fair value of its assets and liabilities described above would increase by approximately $1.0 million and $0.4 million, respectively. If the S&P 500 Index decreases by 10%, management estimates that the net fair value of its assets and liabilities will decrease by approximately $0.7 million and $0.7 million, respectively.

The simulations do not consider the effects of other changes in market conditions that could accompany changes in the equity option and futures markets, including the effects of changes in implied dividend yields, interest rates, and equity-indexed annuity policy surrenders.

Item 4. Controls and Procedures

Based on an evaluation as of the end of the period covered by this report, the Company's management, including the Company's principal executive officer and principal financial officer, have concluded that, except as noted below, the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective. Except as noted below, there has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

In its most recent Form 10-K, the Company disclosed that its indirect parent, Sun Life Financial Inc. ("SLF"), had reported in its most recent Form 40-F/A filing that (i) during 2002 its United States operations were involved in integrating the business operations arising from the acquisition of the Company, (ii) the Company's internal controls did not meet SLF's standards, particularly with respect to account reconciliations, and (iii) corrective action was undertaken. As of June 30, 2003, the Company is in compliance with SLF's standards.

During the first quarter of 2003, the Company increased interest credited to policyholders (see Management's Discussion and Analysis of Results of Operations and Financial Condition, Investment Spread). As a result of anomalies introduced to the Company's automated reserve accounting system (the "RAS") by the integration of actuarial operations that provide data to the RAS and by a redefinition of the class of policies included in the scope of the RAS, the Company is required to estimate the interest credited and ending account values. The Company's ability to adapt the RAS without experiencing a decline in system reliability and accuracy was adversely affected by employee turnover. The Company has made significant improvement in the adaptation of the RAS to changes made in actuarial operations. Systems development work to complete the adaptation of the RAS to the redefined class of policies is complete and manual controls have been added.

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

(a) The following Exhibits are incorporated herein by reference unless otherwise indicated:
Exhibit
Number	Description

3.1

Amended and Restated Articles of Incorporation - Incorporated by reference to Post-Effective Amendment No. 37 to the Registration Statement on Form N-4, filed on or about February 26, 2002 (File No. 333-01043; 811-07543)

3.2

Amended and Restated By-laws - Incorporated by reference to Post-Effective Amendment No. 37 to the Registration Statement on Form N-4, filed on or about February 26, 2002 (File No. 333-01043; 811-07543)

4.1

Group Contract Form No. MVA(1) and Certificate Form No. VA(1)/CERT - Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form S-1, filed on or about August 2, 1996 (File No. 333-01783)

4.2

Group Contract Form No. DIA(1); Certificate Form No. DIA(1)/CERT; and Individual Contract Form No. DIA(1)/IND - Incorporated by reference to Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-13609) filed on or about February 7, 1997

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On April 7, 2003, the Company filed a Form 8-K to announce the proposed merger between the Company and its affiliate Sun Life Assurance Company of Canada (U.S.) ("SLUS"), with SLUS as the surviving entity. On April 2, 2003, the Company and SLUS filed a Form D (Prior Notice of a Transaction) with the Division of Insurance, Department of Business Regulation of Rhode Island. On April 3, 2003, the Company and SLUS filed similar documents with the Delaware Department of Insurance. Both filings sought regulatory approval for the contemplated merger of the Company with and into SLUS. The Company and SLUS are both direct wholly-owned subsidiaries of Sun Life of Canada (U.S.) Holdings, Inc. and indirect wholly-owned subsidiaries of Sun Life Financial Inc. The boards of directors of both the Company and SLUS voted to approve the merger at their meetings on April 24, 2003. Regulatory approval from the States of Rhode Island and Delaware was received on June 11, 2003 and July 21, 2003, respectively. The management of both companies currently anticipate completing the merger as planned, on December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Keyport Life Insurance Company

August 14, 2003

/s/ Robert C. Salipante
Robert C. Salipante, President

August 14, 2003
/s/ Gary Corsi
Gary Corsi, Vice President and Chief Financial Officer