Form 10-Q
period 2003-09-30
KEYPORT LIFE INSURANCE CO
filed 2003-11-14
CIK 877494

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the Quarterly Period Ended September 30, 2003	Commission File Numbers: 33-3630, 333-1783 and 333-13609

KEYPORT LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Rhode Island	05-0302931
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

One Sun Life Executive Park,	Wellesley Hills, MA	02481
(Address of Principal Executive Offices)		(Zip Code)

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

Registrant has 2,411,986 shares of common stock, $1.25 par value, outstanding as of November 14, 2003, all of which are owned by Sun Life of Canada (U.S.) Holdings, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1) (a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

KEYPORT LIFE INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands)
	September 30,	December 31,
ASSETS	2003	2002
	(Unaudited)
Cash and investments:
Fixed maturities available for sale (amortized cost: 2003 - $13,490,158;
2002 - $13,858,732)	$ 13,963,427	$ 14,219,184
Equity securities (cost: 2003 - $1,105; 2002 - $1,105)	1,174	1,127
Mortgage loans	272,399	169,567
Policy loans	654,204	642,712
Other invested assets	510,067	486,093
Short term investments	-	6,390
Cash and cash equivalents	359,477	448,446
Total cash and investments	15,760,748	15,973,519

Accrued investment income	174,329	189,798
Deferred policy acquisition costs	222,967	209,833
Value of business acquired	18,135	57,692
Goodwill	705,202	705,202
Income taxes recoverable	-	53,917
Deferred income tax asset	113,921	76,012
Intangible assets	11,600	11,814
Receivable for investments sold	26,141	107,608
Other assets	47,488	131,713
Separate account assets	2,435,610	2,334,755
Total assets	$ 19,516,141	$ 19,851,863

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Policy liabilities	$ 14,143,766	$ 14,434,364
Future contract and policy benefits	47,856	40,510
Payable for investments purchased and loaned	150,757	308,317
Federal income tax liability	7,179	-
Other liabilities	668,839	700,978
Separate account liabilities	2,425,232	2,317,611
Total liabilities	17,443,629	17,801,780

Commitments and contingencies - Note 8
Minority interest	97,828	95,803

Stockholder's equity:
Common stock, $1.25 par value; authorized 2,500 shares;
2,412 issued and outstanding	3,015	3,015
Additional paid-in capital	1,682,080	1,682,080
Retained earnings	97,980	70,668
Accumulated other comprehensive income	191,609	198,517
Total stockholder's equity	1,974,684	1,954,280
Total liabilities, minority interest and stockholder's equity	$ 19,516,141	$ 19,851,863

The accompanying notes are an integral part of the financial statements.

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

Unaudited

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2003	2002 Restated	2003	2002 Restated
Revenues:
Net investment income	$ 199,561	$ 194,579	$ 608,465	$ 630,399
Interest credited to policyholders	147,037	141,204	488,496	423,915
Investment spread	52,524	53,375	119,969	206,484
Realized investment gains (losses)	21,423	18,774	85,448	(865)
Derivative losses	(20,325)	(141,391)	(88,282)	(224,537)
Change in unrealized and undistributed gains
(losses) in private equity limited partnerships	322	14,438	(8,812)	2,690

Premiums	7,907	3,611	21,701	14,557

Fee income:
Surrender charges	110	3,929	11,850	12,834
Separate account income	8,682	9,528	24,283	31,097
Management and other fees	2,912	1,541	7,204	4,975
Total fee income	11,704	14,998	43,337	48,906

Expenses:
Policy benefits	12,313	6,101	31,312	19,698
Operating expenses	25,280	25,198	72,038	65,503
Amortization of deferred policy acquisition costs	17,968	1,020	20,879	6,120
Amortization of value of business acquired	5,185	(6,002)	6,560	1,810
Amortization of intangible assets	71	100	214	242
Total expenses	60,817	26,417	131,003	93,373

Income (loss) before income taxes and minority interest	12,738	(62,612)	42,358	(46,138)
Income tax expense (benefit)	4,457	(21,675)	14,788	(15,910)

Income (loss) before minority interest, net of tax	$ 8,281	$ (40,937)	$ 27,570	$ (30,228)

Minority interest share of (loss) income	(3,028)	(774)	258	(941)

Net income (loss)	$ 11,309	$ (40,163)	$ 27,312	$ (29,287)

The accompanying notes are an integral part of the financial statements.

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		Restated		Restated

Net income (loss)	$ 11,309	$ (40,163)	$ 27,312	$ (29,287)

Other comprehensive income (loss)
Net change in unrealized holding gains on
available-for-sale securities	(120,299)	216,404	223,364	277,506
Net change in deferred acquisition costs	(51,957)	(4,323)	(91,665)	(5,281)
Net change in value of business acquired	(16,439)	(25,421)	(32,595)	(32,744)
Reclassification adjustments of realized investment
(gains) losses into net income (loss)	(76,632)	53,510	(107,555)	66,085
Income tax (expense) benefit	92,386	(82,421)	3,310	(106,000)

Other comprehensive (loss) income, net of tax	$ (172,941)	$ 157,749	$ (5,141)	$ 199,566

Comprehensive (loss) income	$ (161,632)	$ 117,586	$ 22,171	$ 170,279

The accompanying notes are an integral part of the financial statements.

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(in thousands)

Unaudited

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Restated
Balance, December 31, 2001	$ 3,015	$ 1,688,841	$ 86,893	$ (31,772)	$ 1,746,977

Net loss	-	-	(29,287)	-	(29,287)
Other comprehensive income (OCI), net of tax:	-	-	-	199,566	199,566
Minority interest share of OCI	-	-	-	(6,935)	(6,935)

Balance, September 30, 2002	$ 3,015	$ 1,688,841	$ 57,606	$ 160,859	$ 1,910,321

Balance, December 31, 2002	$ 3,015	$ 1,682,080	$ 70,668	$ 198,517	$ 1,954,280

Net income	-	-	27,312	-	27,312
Other comprehensive loss, net of tax:	-	-	-	(5,141)	(5,141)
Minority interest share of OCI	-	-	-	(1,767)	(1,767)

Balance, September 30, 2003	$ 3,015	$ 1,682,080	$ 97,980	$ 191,609	$ 1,974,684

The accompanying notes are an integral part of the financial statements.

KEYPORT LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited
	Nine Months Ended
	September 30,
	2003	2002
		Restated

Cash flows from operating activities:
Net income (loss)	$ 27,312	$ (29,287)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Income (loss) to minority interest	258	(941)
Non-cash derivative activity	42,366	186,558
Interest credited to policyholders	480,760	427,990
Realized investment (gains) losses	(85,448)	865
Change in unrealized and undistributed losses in
private equity limited partnerships	8,812	(2,690)
Amortization of intangibles	214	242
Amortization of value of business acquired and DAC	27,439	7,930
Net amortization on investments	80,321	56,706
Change in deferred policy acquisition costs	(125,345)	(155,658)
Change in current and deferred income taxes	23,677	(118,769)
Net change in other assets and liabilities	108,497	17,376
Net cash provided by operating activities	588,863	390,322

Cash flows from investing activities:
Investments purchased - available for sale	(8,731,551)	(8,667,534)
Investments sold or matured - available for sale	9,028,498	7,510,500
Increase in policy loans	(11,492)	(1,933)
Mortgage loans purchased	(149,005)	(111,711)
Mortgage loans matured, sold, repaid	48,195	-
Other invested assets (purchased) sold, net	5,415	49,075
Net change in short term investments	6,390	17,757
Net cash provided by (used in) investing activities	196,450	(1,203,846)

Cash flows from financing activities:
Withdrawals from policyholder accounts	(2,370,024)	(1,839,118)
Deposits to policyholder accounts	1,495,742	1,985,917
Provided from affiliated debt	-	380,000
Net change in securities lending	-	(1,152,861)
Net cash used in financing activities	(874,282)	(626,062)

Change in cash and cash equivalents	(88,969)	(1,439,586)
Cash and cash equivalents at beginning of period	448,446	2,117,200
Cash and cash equivalents at end of period	$ 359,477	$ 677,614

The accompanying notes are an integral part of the financial statements.

KEYPORT LIFE INSURANCE COMPANY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. General

The accompanying unaudited consolidated financial statements of Keyport Life Insurance Company ("the Company") includes all adjustments, consisting of normal recurring accruals that management considers necessary for a fair presentation of the Company's financial position as of September 30, 2003 and December 31, 2002 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the three and nine months ended September 30, 2003 and 2002, respectively. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's 2002 Form 10-K. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates are those used in determining deferred policy acquisition costs ("DAC"), value of business acquired ("VOBA"), investment valuations and the liabilities for future policyholder benefits.

Reclassifications

Certain amounts in the prior years' financial statements have been reclassified to conform to the 2003 presentation. The net expense on interest rate swap agreements has been recorded as a component of derivative income (previously reported as a component of net investment income). The amortization expense of DAC and VOBA pertaining to realized investment gains (loss), derivative losses, and unrealized and undistributed gains (losses) in private equity limited partnerships has been recorded as a component of amortization of DAC and VOBA, respectively (previously the amortization was reported net with the respective income statement caption).

2. Restatement

On December 31, 2002, the Company exchanged its 100% ownership interest in Keyport Benefit Life Insurance Company ("KBL") for a 67% interest in Sun Life Insurance and Annuity Company of New York ("SLNY"), when KBL merged with and into SLNY. SLNY and the Company are under common control. GAAP requires that the financial statements reflect such transaction to the earliest year presented or to the date the entities came under common control (November 1, 2001). Accordingly, the accompanying financial statements of the Company reflect the inclusion of SLNY in a manner similar to a pooling of interest. Minority interest has been established for a portion of the earnings not attributable to Keyport's 67% ownership. Prior year's financial statements have been restated to reflect this transaction. The inclusion of SLNY resulted in additional losses of $(2.2) million and $(1.2) million for the three and nine months ended September 30, 2002, respectively.

KEYPORT LIFE INSURANCE COMPANY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Accounting Changes

In June 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. SFAS No. 150 is effective July 1, 2003 for the Company. The adoption of SFAS No. 150 did not have a material effect on the Company's financial position or results of operations.

On March 14, 2003, the American Institute of Certified Public Accountants ("AICPA") issued a proposed Statement of Position ("SOP"), "Accounting by Insurance Enterprises for Deferred Acquisition Costs on Internal Replacements Other Than Those Specifically Described in FASB Statement No. 97." This proposed SOP provides guidance on accounting by insurance companies for DAC on internal replacements other than those specifically described in SFAS No. 97. This proposed SOP is expected to be effective for fiscal years beginning after December 15, 2004. The Company is in the process of evaluating the provisions of this proposed SOP and its impact on the Company's financial position and results of operations.

In March 2003, the Accounting Standards Executive Committee ("ASEC") approved SOP "Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Separate Accounts." This SOP provides guidance on accounting and reporting by insurance companies for certain non-traditional, long-duration contracts and for separate accounts. This SOP is effective for fiscal years beginning after December 15, 2003. The Company is in the process of evaluating the provisions of this SOP and its impact on the Company's financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"), to improve financial reporting by enterprises involved with variable interest entities. FIN No. 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. In October of 2003, the FASB postponed the implementation of FIN No. 46 until the fourth quarter of 2003. The Company will adopt FIN. No. 46 as required during the fourth quarter of 2003. Although the Company is still evaluating the effect of FIN No. 46, it is reasonably possible that FIN No. 46 may require consolidation of the entities described below.

The Company may be required to consolidate Structured Enhanced Return Vehicle Trust Series ("SERVES") 1999-1 and

2000-2 based on its investments in certain floating rate notes and certificates of the SERVES. As of September 30, 2003, the assets and liabilities of these two entities were approximately $94.0 million and $101.1 million, respectively. The Company's maximum exposure to loss as a result of these investments is the carrying value of such investments, approximately $54.6 million at September 30, 2003.

KEYPORT LIFE INSURANCE COMPANY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Accounting for Derivatives and Hedging Activities

All derivatives are recognized on the balance sheet at fair value. Net interest received or paid on swap agreements and changes in the fair value of derivatives are reported in current period operations as a component of derivative 1osses. The Company believes that these derivatives provide economic hedges but the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is not justified.

The Company issues equity-indexed annuity contracts that contain a derivative instrument that is "embedded" in the contract. Upon issuing the contract, the embedded derivative is separated from the host contract (annuity contract) and is carried at fair value. The embedded derivative is included as a component of policy liabilities in the accompanying balance sheet.

The Company purchases call options and futures on the S&P 500 Index to economically hedge its obligation under the annuity contracts to provide returns based upon this index. The call options are carried at fair value and included in other invested assets in the accompanying balance sheet. In addition, the Company utilizes total return swap agreements to hedge certain other contract obligations.

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate swap agreements. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The fair value of swap agreements are included with other invested assets (positive position) or other liabilities (negative position) in the accompanying balance sheet.

Net derivative gains (losses) consisted of the following (in 000's):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net expense on swap agreements	$ (15,394)	$ (5,525)	$ (41,720)	$ (27,033)
Change in fair value of swap agreements	(9,114)	(82,778)	(44,135)	(111,715)
Change in fair value of call options, futures and embedded derivatives	4,183	(53,088)	(2,427)	(85,789)
Total derivative (loss)	$ (20,325)	$ (141,391)	$ (88,282)	$ (224,537)

KEYPORT LIFE INSURANCE COMPANY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Equity Income (Loss) of Private Limited Partnerships

Private limited partnerships ("partnerships"), which are included in other invested assets, are accounted for on either the cost method or equity method. The equity method of accounting is used for all partnerships in which the Company has an ownership interest in excess of 3%. Investments in partnerships amounted to $438.8 million and $461.3 million at September 30, 2003 and December 31, 2002, respectively.

The equity income of private limited partnerships is accounted for using the equity method and represents primarily increases or decreases in the fair value of the underlying investments of the private equity limited partnerships for which the Company had ownership interests in excess of 3%. For the three months ended September 30, 2003 and 2002, the equity income of partnerships was $0.3 million and $14.4 million, respectively. For the nine months ended September 30, 2003 and 2002, the (loss) income of partnerships was $(8.8) million and $2.7 million, respectively. The financial information for these investments is obtained directly from the partnerships on a periodic basis. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments.

6. Mortgage Securitization

On September 25, 2003, the Company sold commercial mortgage loans in a securitization transaction. The mortgages were sold to a Qualifed Special Purpose Entity ("SPE") which was established for the purpose of purchasing the assets and issuing trust certificates. The Company retained investment tranches in connection with this transaction. The investors in the securitization trust have no recourse to the Company's other assets in the event that the trust certificates are not paid when due. The value of the Company's retained interest is subject to credit and interest rate risks associated with the transferred financial assets. The Company recognized a pre tax gain of $2.0 million on this transaction.

Key economic assumptions used in measuring the retained interest resulting from the securitization on September 25, 2003 were as follows:
Class C

Prepayment speed	0
Weighted average life in years	14.123
Expected credit losses	0
Residual cash flows discount rate	5.649
Treasury rate interpolated for average life	4.37
Spread over treasuries	1.25%

KEYPORT LIFE INSURANCE COMPANY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Transactions with Affiliated Companies

Effective January 1, 2002, Sun Life Assurance Company of Canada (U.S.) ("SLUS"), an affiliate of the Company, became the employer of record for most United States affiliates of Sun Life Financial Inc. ("SLF") (formerly known as Sun Life Financial Services of Canada, Inc.). In accordance with an administrative services agreement between and among SLUS, Sun Life Assurance Company of Canada ("SLOC") and the Company, SLUS allocates operating expenses back to the Company. These expenses include general and administrative expenses, corporate overhead, such as executive and legal support, employee benefits, and investment management services.

For the three-month periods ended September 30, 2003 and 2002, the Company reimbursed SLUS for expenses incurred on its behalf in the amount of $8.9 million and $12.3 million, respectively. For the nine-month periods ended September 30, 2003 and 2002, the Company reimbursed SLUS for expenses incurred on its behalf in the amount of $27.0 million and $37.7 million, respectively. Management believes inter-company expenses are calculated on a reasonable basis. However, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis.

On May 29, 2002, the Company purchased from SLUS a $100 million note issued by Massachusetts Financial Services Company, an affiliate, for $107 million. In the first quarter of 2003, the note was sold to another affiliate, Sun Life (Hungary) Group Financing Limited Liability Company ("Sun Life (Hungary)"). The Company realized a gain of $3.3 million on the sale.

On July 25, 2002, the Company issued a $380 million promissory note at 5.76% to Sun Life (Hungary), which matures on June 30, 2012. The Company pays interest on this note semi-annually on December 31 and June 30. The proceeds of the note were used to purchase fixed rate corporate and government bonds. This note is included in other liabilities and the associated interest expense is included in other operating expenses. Interest expense amounted to $5.4 million and $4.1 million for the three months ended September 30, 2003 and 2002, respectively and $16.4 million and $4.1 million nine months ended September 30, 2003 and 2002, respectively.

On December 31, 2002, KBL, then a wholly owned subsidiary of the Company, merged with and into SLNY, an affiliate. Keyport and its subsidiaries, including KBL, were purchased on October 31, 2001 by Sun Life of Canada (U.S.) Holdings, Inc., an upstream parent of SLNY. On December 31, 2002, prior to the completion of the merger, the Company contributed capital in the amount of $30.15 million to KBL and SLUS, the parent of SLNY, contributed capital totaling $14.85 million to SLNY. These contributions were approved by the respective boards of directors in anticipation of the merger transaction. As a result of the merger, SLUS continued to hold 2,000 shares of SLNY's common stock; however, the par value of the common stock was converted to $350 per share. In exchange for its investment in KBL, SLNY issued the Company 4,001 shares of its $350 par value common stock. As a result of the share issuance and changes in par value, SLUS ownership percentage of SLNY became 33%, with the Company holding the remaining 67%.

8. Commitments and Contingencies

At September 30, 2003, the Company has unfunded mortgage loan and private limited partnership commitments of $105.8 million and $118.3 million, respectively.

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

9. Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the acquisition of the Company. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2003 and concluded that these assets are not impaired. The Company used the actuarial appraisal method, with assumptions and discount rates reflective of current market conditions, and determined on that basis that the fair value of the Company was at least equal to the carrying value. The Company also compared the results of that valuation to a range of values based on historical multiples, and found them to be consistent with the results of the actuarial appraisal method.

10. Plan for Merger

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

Restatement

On December 31, 2002, the Company exchanged its 100% ownership interest in Keyport Benefit Life Insurance Company ("KBL") for a 67% interest in Sun Life Insurance and Annuity Company of New York ("SLNY"), when KBL merged with and into SLNY. SLNY and the Company are under common control. Accounting principles generally accepted in the United States ("GAAP") require that the financial statements reflect such transaction to the earliest year presented or to the date the entities came under common control (November 1, 2001). Accordingly, the accompanying financial statements of the Company reflect the inclusion of SLNY in a manner similar to a pooling of interest. Minority interest has been established for a portion of the earnings (loss) not attributable to Keyport's 67% ownership. Prior year's financial statements have been restated to reflect this transaction. The inclusion of SLNY with the results of the Company resulted in additional losses of $(2.2) million and $(1.2) million for the three and nine months ended September 30, 2002, respectively.

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

Derivative Instruments

All derivatives are recognized on the balance sheet at fair value. Changes in the fair value of derivatives are reported in current period operations as a component of derivative losses. The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is not justified.

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

During the third quarter of 2003, the Company revised its gross profit estimates resulting in reduced VOBA amortization of $3.1 million for the three-month and nine-month periods ended September 30, 2003.

Deferred Policy Acquisition Costs

DAC relates to the costs of acquiring new business, which varies with, and is primarily related to, the production of new annuity business. Such acquisition costs include commissions, costs of policy issuance, and underwriting and selling expenses. These costs are deferred and amortized with interest in relation to the present value of estimated gross profits from mortality, investment spread and expense margins. This amortization is reviewed periodically and adjusted retrospectively when the Company revises its estimate of current or future gross profits to be realized, including realized and unrealized gains and losses from investments.

DAC is adjusted for amounts relating to unrealized gains and losses on available for sale fixed-maturity securities. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income (loss).

Although realization of DAC is not assured, the Company believes it is more likely than not that all of these costs will be realized. The amount of DAC considered realizable, however, could be reduced in the near term if the estimates of gross profits or total revenues discussed above are reduced. During the third quarter of 2003, the Company revised its gross profit estimates used in the DAC amortization calculation resulting in a $10.0 million increase to DAC amortization during the three-month and nine-month periods ended September 30, 2003.

Critical Accounting Policies (continued)

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

During the three months ended September 30, 2003 and 2002, the Company realized losses totaling $4.0 million and $23.4 million, respectively, for other-than-temporary impairments. For the nine-month period ended September 30, 2003 and 2002, the Company realized losses totaling $21.8 million and $41.4 million, respectively, for other-than-temporary impairments. The Company discontinued the accrual of income on several of its holdings for issuers that are in default. Investment income would have increased by $0.5 million and $2.7 million for the three-month and nine-month periods ended September 30, 2003, if these holdings were performing. For the three and nine-month periods ended September 30, 2002, there was no decrease to income related to discontinued accruals on non-performing investments.

Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the acquisition of the Company. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2003 and concluded that these assets are not impaired. The Company used the actuarial appraisal method, with assumptions and discount rates reflective of current market conditions, and determined on that basis that the fair value of the Company was at least equal to the carrying value. The Company also compared the results of that valuation to a range of values based on historical multiples, and found them to be consistent with the results of the actuarial appraisal method.

Results of Operations

On December 31, 2002, the Company acquired a 67% interest in SLNY, an affiliated company, in exchange for its interest in its wholly owned subsidiary, KBL. SLNY was merged with KBL on December 31, 2002, and SLNY was the surviving entity. SLNY and the Company are under common control and GAAP requires that the financial statements should be restated to the earliest year presented or to the date the entities came under common control (November 1, 2001). Minority interest has been established for the portion of the earnings (loss) not attributable to Keyport's 67% ownership. The financial condition and results of SLNY are included in the financial statements from November 1, 2001.

Net income (loss) was $11.3 million and $(40.2) million for the three months ended September 30, 2003 and 2002, respectively, and was $27.3 million and $(29.3) million for the nine months ended September 30, 2003 and 2002, respectively. Income (loss) before income taxes and minority interest was $12.7 million and $(62.6) million for the three months ended September 30, 2003 and 2002, respectively, and was $42.4 million and $(46.1) million for the nine months ended September 30, 2003 and 2002, respectively.

The $75.3 million increase in income before income taxes and minority interest in the third quarter of 2003, as compared to the third quarter of 2002, is primarily attributable to a $121.1 million decrease in net derivative losses, offset by a $14.1 million decrease in partnership gains and an increase in DAC and VOBA amortization of $28.1 million. The $88.5 million increase in income before income taxes and minority interest for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, is primarily attributable to a $136.3 million decrease in derivative losses, a $86.3 million increase in net realized gains on investments, offset by a decrease in investment spread of $86.5, partnership losses of $11.5 million, an $11.6 million increase in policy benefits and a $19.5 million increase in DAC and VOBA amortization.

Investment income was $199.6 million and $194.6 million for the three months ended September 30, 2003 and 2002, respectively. The increase of $5.0 million during the third quarter of 2003, as compared to the third quarter of 2002, is the result of a slightly higher average investment yield ($1.4 million), and a small increase in average invested assets ($3.6 million). Investment income was $608.5 million and $630.4 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease of $21.9 million in 2003 is the result of lower average investment yield ($35.6 million) offset by an increase in average invested assets ($13.7 million).

In accordance with recent Securities and Exchange Commission ("SEC") guidance, the net interest expense on interest rate swap agreements is reported as a component of derivative income (loss) in the accompanying financial statements; previously it was reported as a component on net investment income. The net interest expense on interest rate swap agreements was $15.4 million and $5.5 million for the three months ended September 30, 2003 and 2002, respectively, and $41.7 million and $27.0 million for the nine months ended September 30, 2003 and 2002, respectively.

Interest credited to policyholders was $147.0 million and $141.2 million for the three months ended September 30, 2003 and 2002, respectively. The increase of $5.8 million during the third quarter of 2003, as compared to the third quarter of 2002, is the result of a lower average interest credited rate ($1.5 million) and increased average policyholder balances ($7.3 million). Interest credited to policyholders was $488.5 million and $423.9 million for the nine months ended September 30, 2003 and 2002, respectively. The increase of $64.6 million in 2003 as compared to 2002 is the result of a higher average interest credited rate ($5.1 million), increased average policyholder balances ($29.5 million) and a reserve adjustment of $30.0 million during the first quarter of 2003, which was recorded as a component of interest credited to policyholders. (Interest credited to policyholders was accurately recorded at the policy level at all times).

Realized investment gains (losses) were $21.4 million and $18.8 million for the three months ended September 30, 2003 and 2002, respectively, and $85.4 million and $(0.9) million for the nine months ended September 30, 2003 and 2002, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. Net realized investment gains (losses) included $(4.0) million and $(23.4) million for the quarter ended September 30, 2003 and 2002, respectively, and $(21.8) million and $(41.4) million for the nine months ended September 30, 2003 and 2002, respectively, for certain fixed maturity investments where the decline in value was determined to be other-than-temporary.

Results of Operations (continued)

Derivative losses were $(20.3) million and $(141.4) million for the three months ended September 30, 2003 and 2002, respectively, and $(88.3) million and $(224.5) million for the nine months ended September 30, 2003 and 2002, respectively. Derivative losses primarily represent fair value changes of derivative instruments, and the net interest received or paid on swap agreements.

All derivatives are recognized on the balance sheet at fair value. Net interest received or paid on swap agreements and changes in the fair value of non-designated derivatives are reported in current period operations as a component of derivative (losses) gains. The Company believes that these derivatives provide economic hedges and the cost of formally documenting the effectiveness of the fair value of the hedged assets in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is not justified.

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

Net derivative gains (losses) consisted of the following (in 000's):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net expense on swap agreements	$ (15,394)	$ (5,525)	$ (41,720)	$ (27,033)
Change in fair value of swap agreements	(9,114)	(82,778)	(44,135)	(111,715)
Change in value of call options, futures and embedded derivatives	4,183	(53,088)	(2,427)	(85,789)
Total derivative (loss)	$ (20,325)	$ (141,391)	$ (88,282)	$ (224,537)

Equity income (loss) of private limited partnerships primarily represents increases (decreases) in the fair value of the underlying investments of the private equity limited partnerships for which the Company has ownership interests in excess of 3%. Private equity limited partnerships ("partnerships"), which are included in other invested assets, are accounted for on either the cost method or equity method. The equity method of accounting is used for all partnerships in which the Company has an ownership interest in excess of 3%. Partnerships amounted to $438.8 million and $461.3 million at September 30, 2003 and December 31, 2002, respectively.

For the three months ended September 30, 2003 and 2002, the equity income of partnerships was $0.3 million and $14.4 million, respectively. For the nine months ended September 30, 2003 and 2002, the equity income (loss) of partnerships was $(8.8) million and $2.7 million, respectively. The financial information for these investments is obtained directly from the partnerships on a periodic basis. There can be no assurance that any unrealized and undistributed gains will ultimately be realized or that the Company will not incur losses in the future on such investments.

Premiums are SLNY's premiums for insurance contracts. Premiums were $7.9 million and $3.6 million for the three months ended September 30, 2003 and 2002, respectively, and $21.7 million and $14.6 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in premiums is primarily due to increased first year and renewal premiums in SLNY's group stop-loss insurance and long term disability insurance lines of business.

Results of Operations (continued)

Surrender charges are revenues earned on the early withdrawal of fixed, equity-indexed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity withdrawals generally are assessed at declining rates applied to policyholder withdrawals during the first five to seven years of the contract. Total surrender charges were $0.1 million and $3.9 million for the three months ended September 30, 2003 and 2002, respectively, and $11.9 million and $12.8 million for the nine months ended September 30, 2003 and 2002, respectively. The decline in the three month period ended September 30, 2003 compared to prior year is due to a $3.2 million reclassification adjustment from surrender charges to derivative income made in the third quarter of 2003.

On an annualized basis, total annuity withdrawals represented 24.80% and 16.71% of the total average annuity policyholder and separate account balances for the three months ended September 30, 2003 and 2002, respectively. The increase in withdrawals for the third quarter of 2003 compared to the same time period in 2002 is due to the maturity and surrender of a single contract valued at approximately $624.0 million. On an annualized basis, total annuity withdrawals represented 19.15% and 16.70% of the total average annuity policyholder and separate account balances for the nine months ended September 30, 2003 and 2002, respectively. The increase in surrenders year to date is primarily due to the surrender of three large contracts valued at approximately $1.1 billion during the nine months ended September 30, 2003.

Separate account income is primarily mortality and expense charges earned on variable annuity and variable life policyholder balances. These charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $8.7 million and $9.5 million for the three months ended September 30, 2003 and 2002, respectively, and $24.3 million and $31.1 million for the nine months ended September 30, 2003 and 2002, respectively. Variable product fees represented 1.43% and 1.57% of the average variable annuity and variable life separate account balances for the three months ended September 30, 2003 and 2002, respectively, and 1.39% and 1.53% for the nine months ended September 30, 2003 and 2002, respectively. The decrease in separate account income was due to a decrease in average separate account assets. Average separate account assets were $2.4 billion for the three months ended September 30, 2003 and 2002 and $2.3 billion and $2.7 billion for the nine months ended September 30, 2003 and 2002, respectively.

Management and other fees were $2.9 million and $1.5 million for the three months ended September 30, 2003 and 2002, respectively, and $7.2 million and $5.0 million for the nine months ended September 30, 2003 and 2002, respectively. These fees are primarily investment advisory fees related to the separate account assets. The fees are based on the level of assets under management, which are affected by product sales, redemptions and changes in the fair values of the investments managed. Advisory fees were $1.7 million and $1.5 million for the three months ended September 30, 2003 and 2002, respectively, and $4.1 million and $5.0 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in advisory fees is attributed to the decline in the market value of the assets managed. For the nine months ended September 30, 2003, the Company received a fee of $3.0 million in connection with a reinsurance contract, which is included in management and other fees.

Policy Benefits are primarily death and disability benefits related to traditional insurance products issued by SLNY, as well as death benefits related to variable annuity products and a closed block of single premium whole life in which the death benefit exceeds the account value. Policy benefits were $12.3 million and $6.1 million for the three months ended September 30, 2003 and 2002, respectively, and $31.3 million and $19.7 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in policy benefits is primarily attributed to minimum death benefits associated with variable contracts ($4.1 million) and increased group benefit payments in SLNY ($7.5 million).

Results of Operations (continued)

Operating expenses primarily represent compensation, general and administrative expenses. Effective January 1, 2002, Sun Life Assurance Company of Canada (U.S.) ("SLUS") became the employer of record for most United States affiliates of Sun Life Financial Inc. ("SLF"). In accordance with an administrative services agreement between and among SLUS, Sun Life Assurance Company of Canada ("SLOC") and the Company, SLUS allocates operating expenses back to the Company. These expenses include general and administrative expenses, corporate overhead, such as executive and legal support, employee benefits. Management believes inter-company expenses are calculated on a reasonable basis. However, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis.

Operating expenses were $25.3 million and $25.2 million for the three months ended September 30, 2003 and 2002, respectively, and $72.0 million and $65.5 million for the nine months ended September 30, 2003 and 2002, respectively. The primary increase in operating expenses for the nine month period ended September 30, 2003 compared to the same period in the prior year is attributed to the interest expense relating to the $380 million promissory note issued in the third quarter of 2002 by the Company to Sun Life (Hungary) Group Financing Limited Liability Company ("Sun Life (Hungary)"). This expense was $16.4 million and $4.1 million for the nine months ended September 30, 2003 and 2002, respectively.

Amortization of deferred policy acquisition costs relates to the costs of acquiring new business, which vary with and are primarily related to, the production of new annuity business. Such acquisition costs included commissions, costs of policy issuance, underwriting and selling expenses. DAC, net of amortization and adjustment for amounts relating to unrealized gains and losses on available for sale fixed-maturity securities, amounted to $223.0 million and $209.8 million at September 30, 2003 and December 31, 2002, respectively. This amount represents the cost of acquiring new business since November 1, 2001. Amortization expense was $18.0 million and $1.0 million for the three months ended September 30, 2003 and 2002, respectively, and $20.9 million and $6.1 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in DAC amortization for the three and nine months ended September 30, 2003 is primarily due to a $10.0 million unlocking adjustment resulting from revised gross profit assumptions used in the calculation.

Amortization of value of business acquired relates to the actuarial-determined present value of projected future gross profits from policies in force at the date of the Company's acquisition (November 1, 2001). This amount is amortized in proportion to the projected emergence of profits over the estimated lives of the contracts. VOBA, net of amortization and adjustment for amounts relating to unrealized gains and losses on available for sale fixed-maturity securities, amounted to $18.1 million and $57.7 million at September 30, 2003 and December 31, 2002, respectively. Amortization was $5.2 million and $(6.0) million for the three months ended September 30, 2003 and 2002, respectively, and $6.6 million and $1.8 million for the nine months ended September 30, 2003 and 2002, respectively. During the third quarter of 2003, the Company revised its gross profit estimates resulting in a decrease to VOBA amortization of $3.1 million.

Federal income tax expense (benefit) was $4.5 million and $(21.7) million for the three months ended September 30, 2003 and 2002, respectively, and $14.8 million and $(15.9) million for the nine months ended September 30, 2003 and 2002, respectively. The Company's effective tax rate was 35% for the three and nine-month periods ended September 30, 2003 and 2002.

Results of Operations (continued)

Minority interest share of income (loss) relates to SLUS's 33% ownership interest in SLNY. On December 31, 2002, the Company acquired a 67% interest in SLNY, an affiliated company, in exchange for the Company's interest in its wholly owned subsidiary, KBL. SLNY was merged with KBL on December 31, 2002 and SLNY was the surviving entity. The Company's net income is adjusted to record SLUS's 33% minority interest share of $(3.0) million and $(0.7) million for the three months ended September 30, 2003 and 2002, respectively, and $0.30 million and $(0.9) million for the nine months ended September 30, 2003 and 2002, respectively.

Financial Condition

Stockholder's equity was $1.975 billion as of September 30, 2003, compared to $1.954 billion as of December 31, 2002. The increase in stockholder's equity was attributed to net income of $27.3 million and net other comprehensive loss of $6.9 million.

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

Within the pricing of the Company's products, it has included provisions for expected default losses over the long term. This expectation is reassessed on a regular basis to determine the adequacy of the estimate. However, actual losses may prove to be above or below the expected loss rate. The overall economic environment will also impact the market value of the portfolio through both interest rate changes and the response of credit spreads to changes in the business cycle. The Company's credit function and capital base generally permit it to pursue a buy and hold strategy that balances assets and liabilities with the intent of withstanding near-term swings in the broader economy.

The composition of the investments in the Company's general account portfolio is as follows (in thousands):
	September 30, 2003		December 31, 2002

	Carrying Value	% of Total	Carrying Value	% of Total

Fixed maturity securities	$13,963,427	90.66%	$14,219,184	91.59%
Mortgage loans	272,399	1.77%	169,567	1.09%
Policy loans	654,204	4.25%	642,712	4.14%
Equity securities	1,174	0.01%	1,127	0.01%
Other invested assets	510,067	3.31%	486,093	3.13%
Short-term investments	0	0.00%	6,390	0.04%
	$15,401,271	100.00%	$15,525,073	100.00%

The fixed maturity portion of the portfolio consists of publicly traded and privately placed debt securities. The Company diversifies its fixed maturities by industry sectors, government (domestic and foreign), and mortgage-backed and asset-backed securities. Asset-backed securities include structured equipment and receivables investments.

Asset/Liability Risk Management (continued)

The following tables provide the composition of the Company's fixed maturity portfolio by sector and the unrealized gains and losses contained therein as of September 30, 2003 and December 31, 2002 (in thousands):

	Total Fair Value	Net Unrealized Gain (Loss)	Fair Value of Securities With Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities With Gross Unrealized Losses	Gross Unrealized Losses
September 30, 2003
Corporate Securities
Basic Industry	$ 389,817	$ 12,731	$ 321,076	$ 19,252	$ 68,741	$ (6,521)
Capital Goods	393,517	29,808	357,664	30,803	35,853	(995)
Communications	953,475	49,286	806,536	53,459	146,939	(4,173)
Consumer Cyclical	864,413	48,866	758,613	52,245	105,800	(3,379)
Consumer Noncyclical	400,037	20,974	366,110	21,544	33,927	(570)
Energy	530,621	29,021	417,798	32,239	112,823	(3,218)
Finance	3,094,362	139,966	2,710,724	152,412	383,638	(12,446)
Technology	55,292	3,394	55,292	3,394	-	-
Transportation	498,687	10,110	388,155	23,909	110,532	(13,799)
Utilities	1,339,353	44,880	1,025,240	61,088	314,113	(16,208)
Other	398,549	6,694	270,146	9,408	128,403	(2,714)
Total Corporate	$ 8,918,123	$ 395,730	$ 7,477,354	$ 459,753	$ 1,440,769	$ (64,023)
Non-Corporate
ABS & MBS Securities	4,502,460	61,541	3,470,605	133,784	1,031,855	(72,243)
Foreign Gov't & Agencies	114,414	13,296	114,414	13,296	-	-
States & Political Subdivisions	1,685	81	1,685	81	-	-
U.S. Treasuries & Agencies	426,745	2,621	294,097	10,237	132,648	(7,616)
Total Non-Corporate	$ 5,045,304	$ 77,539	$ 3,880,801	$ 157,398	$ 1,164,503	$ (79,859)

Grand Total	$13,963,427	$ 473,269	$ 11,358,155	$ 617,151	$ 2,605,272	$ (143,882)
December 31, 2002
Corporate Securities
Basic Industry	$ 330,778	$ 16,818	$ 314,404	$ 16,874	$ 16,374	$ (56)
Capital Goods	395,076	24,635	346,165	25,960	48,911	(1,325)
Communications	820,587	32,652	709,608	42,982	110,979	(10,330)
Consumer Cyclical	784,154	40,091	681,464	41,818	102,690	(1,727)
Consumer Noncyclical	448,476	18,946	386,716	22,489	61,760	(3,543)
Energy	552,379	15,290	498,317	27,270	54,062	(11,980)
Finance	3,016,762	95,881	2,623,255	117,824	393,507	(21,943)
Technology	67,520	1,226	45,657	1,928	21,863	(702)
Transportation	504,363	(1,297)	370,807	23,742	133,556	(25,039)
Utilities	1,211,779	4,204	999,925	47,016	211,854	(42,812)
Other	143,409	5,524	132,150	5,782	11,259	(258)
Total Corporate	$ 8,275,283	$ 253,970	$ 7,108,468	$ 373,685	$ 1,166,815	$ (119,715)
Non-Corporate
ABS & MBS Securities	$ 5,238,318	$ 80,021	$ 4,294,502	$ 161,843	$ 943,816	$ (81,822)
Foreign Gov't & Agencies	100,350	12,504	95,346	12,512	5,004	(8)
States & Political Subdivisions	1,745	96	1,745	96	-	-
U.S. Treasuries & Agencies	603,488	13,861	523,661	14,842	79,827	(981)
Total Non-Corporate	$ 5,943,901	$ 106,482	$ 4,915,254	$ 189,293	$ 1,028,647	$ (82,811)

Grand Total	$14,219,184	$ 360,452	$ 12,023,722	$ 562,978	$ 2,195,462	$ (202,526)

Asset/Liability Risk Management (continued)

As of September 30, 2003, the portfolio carried $617.2 million in gross unrealized gains relative to $143.9 million in gross unrealized losses. The $473.3 million net unrealized gain as of September 30, 2003 is a $112.8 million improvement over the $360.5 million in net unrealized gains at year-end 2002, reflecting improvement in corporate bond prices, particularly in lower-rated issues and industries that suffered last year. As a percent of fair value, the largest contributor of unrealized losses was the Transportation Sector, driven by ongoing restructuring in the airline sub-sector. A brief discussion concerning the segments of our fixed securities holdings is as follows:

o

Basic Industry: The Basic Industry sector is composed of the chemicals, metals, paper and forest products industries. Broadly, this sector supplies commodity products for use as an end product or as input for higher value-added goods. Demand typically fluctuates with the strength of the economy. Weak demand has led to falling unit prices, lower capacity utilization, and declining profitability for many industry participants. Those companies with highly-leveraged balance sheets may have experienced ratings deterioration to below investment grade. A rebound in industry profitability should not come until the domestic and/or world economies show prolonged strength and capital spending resumes. In the interim, the Company's portfolio is comprised of companies with specialty niches or dominant industry positions that may allow them to withstand market weakness and avoid significant market-value deterioration.

o

Capital Goods: Capital Goods is a large, diverse industrial sector encompassing the aerospace and defense, building material, construction machinery, diversified manufacturing and environmental sectors. Aerospace continues to be negatively affected by the uncertain economic outlook, geopolitical concerns and weak conditions in the airline industry. Defense, on the other hand, is benefiting from the recent U.S. military buildup and increased budgets for homeland defense. Building materials continue to suffer from reduced commercial construction. Although construction machinery demand has been underperforming, in general, the industry has seen improved balance sheets and operational efficiencies as these firms position for market recovery. In environmental services, poor economic conditions have affected volume and revenue growth, yet companies in this sub-sector continue to apply free cash flow to improve their financial flexibility. While the capital goods sub-sectors have had varying operating performance, the Company is comfortable with issuer concentration and prospects.

o

Communications: The Communications sector is made up of media-cable, media-non cable, telecom-wireless, and telecom-wireline. Communications, especially telecommunications, came under pressure in 2002. Overcapacity in certain business lines, technological substitution, intensified competition, general economic weakness, and accounting scandals led to volatility in bond prices and high-profile defaults. The Company's portfolio was not immune to these developments. However, bond prices have rebounded and rating pressures have eased with improvement in overall operating performance and reduced leverage. The Company's overall strategy has been to overweight companies with stronger and improving balance sheets, such as: the regional Bell operating companies and rural local exchange carriers; wireless companies with better competitive positions; diversified telecommunication and media companies; and the more recession-resistant cable operators. Although the telecommunications sub-sector remains subject to negative operating trends resulting from increased competition and technological substitution, the Company believes that further improvements to credit quality may result from increased free cash flows, further boosted by any improvement in the economy. The Company presently intends to hold stressed but performing investments in this sector through recovery.

Asset/Liability Risk Management (continued)
o

Consumer Cyclicals: Consumer Cyclicals is a large and diverse category comprising the automotive, entertainment, gaming, home construction, service and textile sub-sectors. Despite strong unit sales volume, the automotive sub-sector continues to experience weak fundamentals as a result of increasing competition. Additionally, exposure to underfunded pension plans has resulted in significant cash funding requirements. Following a weak first quarter, the entertainment and gaming sub-sectors have exhibited improved results in the second and third quarter supported by more positive consumer sentiment and travel spending. The homebuilding industry continues to perform well, benefiting from the historically low interest rate environment. The Company continues to closely watch sector performance and has positioned the portfolio to focus on industry leaders.

o

Consumer Noncyclical: The Consumer Noncyclical sector is comprised of consumer products, food and beverage, healthcare, pharmaceutical, and supermarket companies. The Company's primary exposure to this sector is in supermarkets. Supermarket operating performance continues to be impacted from a change in the competitive structure of the industry. Consumers have turned away from traditional grocers and towards non-traditional food retailers such as supercenters and membership clubs. In fact, membership clubs and supercenters have captured almost one-third of the traditional grocery business. Despite this structural change, free cash flow supports investment quality in the supermarket sub sector. The Company has recently increased its exposure to consumer products, food and beverage, healthcare and pharmaceuticals. The Company's analysis suggests that the broad sector will continue to be a good relative performer under most economic scenarios.

o

Energy: The Energy sector encompasses the oil and gas industries. These industries can be further divided into exploration and production ("E&P"), refining and marketing ("R&M") and oilfield services. The Company's exposure is concentrated in E&P and large integrated companies which have benefited from a sustained period of high commodity prices resulting from geopolitical uncertainty, disruptions to production, a colder than expected winter and reduced finding efforts. In an effort to reduce the political risk associated with politically unstable regions, the portfolio is concentrated in globally diversified enterprises or large to medium North American players. The Company is comfortable with the quality and composition of its energy holdings.

o

Finance: The Finance sector encompasses banks, independent and captive finance companies, insurance companies, broker-dealers and real estate investment trusts ("REITs"). With few exceptions, bonds in this broad sector continued to perform well in the third quarter of 2003. Bank earnings were relatively strong, mostly owing to continued strong consumer loan demand and to lower provisioning for credit losses. Credit quality measures - delinquencies, non-performing assets and charge-offs - showed improvement in both commercial and consumer sectors. Finance companies continue to be positively impacted by low interest rates and improved credit quality. Life insurers are facing challenges from the spread compression between low interest rates and minimum guaranteed crediting rates. However, the recovery in equity markets since early summer combined with lower credit loss support an overall improvement in operational performance in the life insurance sector. Property and Casualty insurers continue to benefit from a positive pricing environment. REIT performance has been strong due to the defensive nature of the underlying assets, conservative credit covenants and policies.

Asset/Liability Risk Management (continued)
o

Technology: The Technology sector is comprised of computer hardware manufacturers, makers of mainframe, client/server and personal computers as well as computer software and services manufacturers. The fundamentals of the technology sector are improving. However, industry analysts have indicated that there is no near term catalyst that could restore sales back to the levels seen in the late 1990s, when strong demand driven by the technological advancement of personal computers, cell phones and telecom equipment often outpaced supply growth. Currently, excess supply continues to undermine pricing. Some industry analysts forecast a modest improvement in IT spending this year after several years of depressed demand. The Company remains comfortable with its limited issuer and industry exposure in this sector.

o

Transportation: The Transportation category includes airlines, railroads, trucking and shipping companies. Most of these sub-sectors have experienced some effects from general economic weakness. The airline industry has been particularly hard hit with demand reduced by the events of September 11, the weak economy, the war in Iraq and SARS. Although passenger revenue miles were down this summer versus year-ago levels, capacity has been reduced by a larger percentage, and decreased fleet sizes industry wide have begun to support pricing power. The improvements in load factors and revenue passenger yields need to be sustained through the traditionally slower fall and winter season for the industry to regain operating profits. Sustained improvement will require an increase in business travel and a stronger economy. The Company generally lends to the airline industry on a secured basis. Thus, recovery values are based on the supporting collateral. The Company continues to work towards recovery of stressed investments in the airline sub-sector and our analysis indicates that current carrying values adequately support recovery prospects.

o

Utilities: The Utilities sector includes regulated electric and gas utilities, regulated interstate pipelines, merchant energy companies and independent power projects. Ongoing issues surrounding the California energy crisis, fallout from the late 2001 Enron bankruptcy, Federal Energy Regulatory Commission and SEC investigations, accounting restatements, accounting rule changes and shareholder litigation continue to impact credit quality in the sector. During 2003, there were several bankruptcy filings by industry participants. However, a handful of high profile refinancings has improved sector liquidity and, in general, prices of power sub-sector bonds also have improved. The Company's portfolio is diversified to include many regulated utilities, interstate pipelines and utility holding companies. In cases where the portfolio's utility holdings have been negatively impacted, ongoing analysis of both firm-specific asset values and projected industry economics continue to support the Company's investment exposure. The Company expects the industry to benefit in the intermediate term from a focus on balance sheet repair, including reduced capital expenditure, reduced dividends, asset sales and equity issuance. Progress in industry restructuring supports the Company's ability to hold its positions until maturity or recovery.

Asset/Liability Risk Management (continued)

o

ABS & MBS Securities: The Asset-Backed Securities (ABS) and Mortgage-Backed (MBS) Securities sector is comprised of structured finance securities backed by pools of loans. The underlying loans, which may include residential mortgage loans, automobile loans, credit card loans, aircraft leases, and other obligations are generally grouped by loan purpose for securitization. For example, a single ABS could be backed by automobile loans, while another could be backed by credit card loans. Collateralized Debt Obligations (CDOs) are a separate type of ABS generally backed by pools of investment grade bonds, high yield securities and, bank loans. Due to subordination, overcollateralization, and other credit enhancements, senior ABS tranches usually have an investment-grade rating, and are often rated AAA. However, the level of credit enhancement may deteriorate as a result of loan delinquencies and defaults within the structure. The majority of unrealized losses in this sector were due to ABS backed by franchise loans and aircraft leases, where the level of subordination was insufficient to protect against a severe decline in the underlying value of collateral. Several CDO holdings also contributed to the unrealized loss as defaults on securities underlying the CDOs were higher than originally estimated, causing the value of the CDOs to drop. The Company continues to actively manage these securities. Our analysis indicates that carrying values of stressed ABS and CDO holdings are supported by underlying collateral valuations.

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

As of September 30, 2003, the majority of the Company's fixed maturity investments are investment grade, with 95.7% of fixed maturity securities classified as Category 1 and 2 by the SVO. The Company's below investment grade bonds were 4.3% of fixed maturity investments and 3.9 % of total invested assets as of September 30, 2003. The fair value of investments in SVO categories 3-6 increased by $12.0 million, primarily as a result of the improvement in market prices of below investment grade holdings.

The following table provides the SVO ratings for the Company's bond portfolio along with an equivalent S&P rating agency designation at September 30, 2003 and December 31, 2002 (in thousands):
SVO Rating	S&P Equivalent Designation	Fair Value September 30, 2003	% of Total	Fair Value, December 31, 2002	% of Total

1	AAA/AA/A	$ 8,642,939	61.9%	$ 8,756,259	61.6%
2	BBB	4,712,582	33.8%	4,867,050	34.2%
3	BB	298,580	2.1%	372,611	2.6%
4	B	214,754	1.5%	128,988	1.0%
5	CCC and Lower	61,968	0.5%	47,108	0.3%
6	In or Near default	32,604	0.2%	47,168	0.3%

Total		$ 13,963,427	100.0%	$ 14,219,184	100.0%

Asset/Liability Risk Management (continued)

The following table shows the composition by credit quality of the securities with gross unrealized losses in the Company's fixed maturity securities portfolio at September 30, 2003 and December 31, 2002 (in thousands):
SVO Rating	S&P Equivalent Designation	Fair Value of Securities With Unrealized Losses	% Of Total	Unrealized Losses	% Of Total

		September 30, 2003
1	AAA/AA/A	$ 1,538,930	59.1%	$ (66,734)	46.4%
2	BBB	732,906	28.1%	(24,532)	17.1%
3	BB	124,901	4.8%	(15,443)	10.7%
4	B	151,201	5.8%	(27,456)	19.1%
5	CCC and Lower	31,010	1.2%	(4,846)	3.4%
6	In or Near default	26,324	1.0%	(4,871)	3.3%

Total		$ 2,605,272	100.0%	$ (143,882)	100.0%

		December 31, 2002
1	AAA/AA/A	$ 1,223,024	55.7%	$ (49,749)	24.6%
2	BBB	612,750	27.9%	(55,057)	27.2%
3	BB	236,628	10.8%	(45,449)	22.4%
4	B	51,145	2.3%	(22,928)	11.3%
5	CCC and Lower	39,093	1.8%	(18,335)	9.1%
6	In or Near default	32,822	1.5%	(11,008)	5.4%

Total		$ 2,195,462	100.0%	$ (202,526)	100.0%

At September 30, 2003, $91.3 million, or 63.5%, of the Company's gross unrealized losses are on securities that are rated investment grade. In general, unrealized losses on investment grade securities reflect changes in interest rates or changes in credit spreads since the securities were acquired and these losses are generally considered to be temporary in nature. Additionally, losses associated with SVO Category 1 reflect the decline in value of highly rated, but stressed asset-backed securities. The Company's policy is to subject any security with a gross unrealized loss of greater than 20% to a comprehensive asset impairment process. Securities at any level of the SVO rating scale would be subject to such review should a drop in market valuation or any other event signal a potential problem.

The Company has a comprehensive process in place to identify potential problem securities that could have an impairment that is other-than-temporary. At the end of each quarter, all securities with a market value below 80% of amortized cost are reviewed. An analysis is undertaken to determine whether this decline in market value is other-than-temporary. The Company's process focuses on issuer operating performance and overall industry and market conditions. Any deterioration in operating performance is assessed relative to the impact on financial ratios including leverage and coverage measures specific to an industry and relative to any investment covenants. The Company's analysis also assesses each issuer's ability to service its debts in a timely fashion, the length of time the security has been trading below 80% of amortized cost, rating agency actions, and any other key developments. The Company has a credit committee that includes members from the Investment, Finance and Actuarial functions. The committee meets and reviews the results of the Company's impairment analysis on a quarterly basis.

Asset/Liability Risk Management (continued)

Securities that have been triggered for the asset review process may be determined to be impaired or placed on a watchlist for monitoring. Should it be determined that a security is impaired the Company may sell the security and realize a loss or hold the security following an appropriate adjustment in carrying value. The Company incurred write-downs of fixed maturities totaling $4.0 million for other-than-temporary impairment in the third quarter of 2003 and $21.8 million year-to-date, compared to $66.8 million in write-downs for the year ended December 31, 2002. The write-downs taken in the third quarter of 2003 reflect impairments primarily relating to the ABS & MBS sector. Realized losses on the voluntary disposal of fixed maturity securities totaled $23.2 million for the recent quarter and $35.6 million year-to-date. In comparison, realized losses on sale were $128.6 million for the year ended December 31, 2002.

The carrying value of fixed maturity securities with unrealized losses by maturity date at September 30, 2003 and December 31, 2002 was as follows (in thousands):

Maturity Range	Fair Value of Securities With Unrealized Losses	Gross Unrealized Losses	Fair Value of Securities with Unrealized Losses	Gross Unrealized Losses
	September 30, 2003		December 31, 2002
Due in one year or less	$ 6,024	$ (142)	$ 154,455	$ (2,343)
Due after one year through five years	321,349	(14,431)	397,431	(31,356)
Due after five years through ten years	596,674	(25,030)	331,261	(50,271)
Due after ten years	649,369	(32,036)	368,499	(36,734)

Asset-backed securities	1,031,856	(72,243)	943,816	(81,822)

Total	$ 2,605,272	$ (143,882)	$ 2,195,462	$ (202,526)

Derivatives

As a component of its investment strategy and to reduce its exposure to interest rate risk, the Company utilizes interest rate and total return swap agreements and interest rate cap agreements to match assets more closely to liabilities. Interest rate swap agreements are agreements to exchange with a counterparty interest rate payments of differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes interest rate swap agreements to reduce asset duration and to better match interest earned on longer-term fixed-rate assets with interest credited to policyholders. A total return swap agreement is an agreement to exchange payments based upon an underlying notional balance and changes in variable rate and total return indices. The Company utilizes total return swap agreements to hedge its obligations related to certain contract liabilities. The Company had outstanding swap agreements with an aggregate notional principal amount of $3.4 billion and $3.9 billion as of September 30, 2003 and December 31, 2002, respectively.

Cap agreements are agreements with a counterparty that require the payment of a premium for the right to receive payments for the difference between the cap interest rate and a market interest rate on specified future dates based on an underlying notional principal to hedge against rising interest rates. There were no outstanding interest rate cap agreements as of September 30, 2003 and December 31, 2002.

With respect to the Company's equity-indexed annuities, the Company buys call options and futures on the S&P 500 Index to hedge its obligations to provide returns based upon this index. The Company had call options with a carrying value of $60.3 million and $20.1 million as of September 30, 2003 and December 31, 2002, respectively. The Company had open futures with a fair value of $7.9 million and $5.2 million as of September 30, 2003 and December 31, 2002, respectively. The Company had total return swap agreements with a carrying value of $(15.3) million and $165.0 million as of September 30, 2003 and December 31, 2002, respectively.

Derivatives (continued)

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

Capital adequacy

The National Association of Insurance Commissioners (''NAIC'') adopted regulations at the end of 1993 that established minimum capitalization requirements for insurance companies, based on risk-based capital (''RBC'') formulas applied to statutory surplus. These requirements are intended to identify undercapitalized companies so that specific regulatory actions can be taken on a timely basis. The RBC formula for life insurance companies calculates capital requirements related to assets, insurance, interest rates, and business risks. The Company met its NAIC capital requirements at September 30, 2003 and December 31, 2002.

Liquidity

The Company's liquidity needs and financial resources pertain to the management of the general account assets and policyholder balances. The Company uses cash for the payment of annuity and life insurance benefits, operating expenses, policy acquisition costs, and the purchase of investments. The Company generates cash from annuity premiums and deposits, net investment income, and from maturities and sales of its investments. Annuity premiums, maturing investments and net investment income have historically been sufficient to meet the Company's cash requirements. The Company monitors cash and cash equivalents in an effort to maintain sufficient liquidity and has strategies in place to maintain sufficient liquidity in changing interest rate environments. Consistent with the nature of its obligations, the Company has invested a substantial amount of its general account assets in readily marketable securities. At September 30, 2003, $12.9 billion, or 92.5%, of the Company's general account investments are considered readily marketable.

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

Liquidity (continued)

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

On July 25, 2002, the Company issued a $380 million promissory note at 5.76% to an affiliate, Sun Life (Hungary), which matures on September 30, 2012. The Company pays interest on this note semi-annually on December 31 and June 30. The proceeds of the note were used to purchase fixed rate corporate and government bonds. This note is included in other liabilities and the associated interest expense is included in other operating expenses. Interest expense amounted to $5.4 million and $4.1 million for the three months ended September 30, 2003 and 2002, respectively and $16.4 million and $4.1 million nine months ended September 30, 2003 and 2002, respectively.

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

Plan for Merger

On April 2, 2003, the Company and its affiliate, SLUS, filed a Form D (Prior Notice of a Transaction) with the Division of Insurance, Department of Business Regulation of Rhode Island. On April 3, 2003, the Company and SLUS filed similar documents with the Delaware Department of Insurance. Both filings sought regulatory approval for a contemplated merger of the Company with and into SLUS. The Company and SLUS are both direct wholly-owned subsidiaries of Sun Life of Canada (U.S.) Holdings, Inc. and indirect wholly-owned subsidiaries of SLF. The boards of directors of both the Company and SLUS voted to approve the merger at their meetings on April 24, 2003. Regulatory approval from the States of Rhode Island and Delaware was received on June 11, 2003 and July 21, 2003, respectively. The management of both companies currently anticipate completing the merger as planned on December 31, 2003.

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

The Company's management believes that stringent underwriting standards and practices have resulted in high-quality portfolios that have the effect of limiting credit risk. Efforts to reduce holdings of below investment grade bonds were initiated in late 2001. Also, as a matter of investment policy, the Company manages foreign exchange and equity risk within tolerance bands. The Company owns substantial amounts of equity options supporting its equity-indexed annuities business. The management of interest rate risk exposure is discussed below.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk (continued)

Interest rate risk (continued)

Fixed interest liabilities held in the Company's general account at September 30, 2003 had a fair value of $14.1 billion. Fixed income investments supporting those liabilities had a fair value of $14.2 billion at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets as of September 30, 2003. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $568 million and the corresponding assets would show a net increase of $461 million.

By comparison, fixed interest liabilities held in the Company's general account at December 31, 2002 had a fair value of $13.8 billion. Fixed income investments supporting those liabilities had a fair value of $14.2 billion at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets on December 31, 2002. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $483 million and the corresponding assets would show a net increase of $459 million.

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

Equity Price Risk

Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock or stock index. At September 30, 2003 and December 31, 2002, the Company had approximately $1.2 million and $1.1 million, respectively, in common stocks and $60.3 million and $20.1 million, respectively, in call options.

At September 30, 2003 and December 31, 2002, the Company had $1.3 billion and $1.2 billion, respectively, in equity-indexed annuity liabilities that provide customers with contractually guaranteed participation in price appreciation of the S&P 500 Index. The Company purchases equity-indexed options and futures to hedge the risk associated with the price appreciation component of equity-indexed annuity liabilities.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk (continued)

Equity Price Risk (continued)

Based upon the information and assumptions the Company used in its stress-test scenarios at September 30, 2003 and December 31, 2002, management estimates that if the S&P 500 Index increases by 10%, the net fair value of its assets and liabilities described above would increase by approximately $2.1 million and $0.4 million, respectively. If the S&P 500 Index decreases by 10%, management estimates that the net fair value of its assets and liabilities will decrease by approximately $1.6 million and $0.7 million, respectively.

The simulations do not consider the effects of other changes in market conditions that could accompany changes in the equity option and futures markets, including the effects of changes in implied dividend yields, interest rates, and equity-indexed annuity policy surrenders.

Item 4. Controls and Procedures

Based on an evaluation as of the end of the period covered by this report, the Company's management, including the Company's principal executive officer and principal financial officer, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective. There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

During the first quarter of 2003, the Company increased interest credited to policyholders (see Management's Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Interest Credited). As a result of anomalies introduced to the Company's automated reserve accounting system (the "RAS") by the integration of actuarial operations that provide data to the RAS and by a redefinition of the class of policies included in the scope of the RAS, the Company is required to estimate the interest credited and ending account values. The Company's ability to adapt the RAS without experiencing a decline in system reliability and accuracy was adversely affected by employee turnover. The Company has made significant improvement in the adaptation of the RAS to changes made in actuarial operations. Systems development work to complete the adaptation of the RAS to the redefined class of policies is complete and manual controls have been added.

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

Item 3: Defaults Upon Senior Securities

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 4: Submission of Matters to a Vote of Security Holders

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 5: Other Information

As part of an industry-wide investigation of variable insurance product sponsors, on or about October 30, 2003, the Company received a request from the SEC for information regarding its policies and procedures with respect to subaccount "market timing," its policies and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in the Company's separate accounts. The Company is responding to the SEC's request.

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

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Keyport Life Insurance Company

November 14, 2003

/s/Robert C. Salipante
Robert C. Salipante, President

November 14, 2003
/s/Gary Corsi
Gary Corsi, Vice President and Chief Financial Officer